Form 10-Q
period 1999-08-31
TROY GROUP INC
filed 1999-10-15
CIK 1060595

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended AUGUST 31, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                   -----------   -----------

                        Commission File Number: 333-51523

                                TROY GROUP, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   33-0699672
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

   2331 SOUTH PULLMAN STREET
      SANTA ANA, CALIFORNIA                              92705
(Address of principal executive offices)               (Zip code)

                                 (949) 250-3280
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of October 12, 1999, there were 10,230,130 shares of our Common Stock outstanding.

                                TROY GROUP, INC.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                     QUARTERLY PERIOD ENDED AUGUST 31, 1999

                                      INDEX


                                                                                  Page No.
                                                                                  --------
PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets
           August 31, 1999 and November 30, 1998.......................................  3

           Consolidated Statements of Operations
           for the Three Months and Nine Months ended August 31, 1999 and 1998....................................................................  4

           Consolidated Statements of Cash Flows
           for the Nine Months ended August 31, 1999
           and 1998....................................................................  5

           Notes to Consolidated Financial Statements..................................  6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............................  9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.................. 15

PART II:  OTHER INFORMATION

Item 1.      Legal Proceedings......................................................... 16

Item 2.      Changes in Securities and Use of Proceeds................................. 16

Item 3.      Defaults Upon Senior Securities........................................... 16

Item 4.      Submission of Matters to a Vote of Security Holders....................... 16

Item 5.      Other Information......................................................... 16

Item 6.      Exhibits and Reports on Form 8-K.......................................... 17

PART I:  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                TROY GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                  AUGUST 31, 1999       NOVEMBER 30,
                                     ASSETS                                         (Unaudited)             1998
                                                                                  ----------------    -----------------
Current assets:
   Cash and cash equivalents..................................................    $     3,024         $         308
   Accounts receivable, less allowance for doubtful accounts of $154,000, and
         $140,000, respectively...............................................         12,157                 6,379
   Income tax refund receivable...............................................            ---                   319
   Inventories................................................................          6,338                 5,783
   Prepaid expenses and other.................................................            204                    50
   Investment in available-for-sale securities................................          7,550                   ---
   Deferred tax assets  ......................................................            766                   766
                                                                                  ----------------    -----------------
        Total current assets..................................................         30,039                13,605
Equipment and leasehold improvements, net.....................................          1,938                 1,905
Other assets..................................................................          3,846                 3,408
                                                                                  ----------------    -----------------
        Total assets..........................................................    $    35,823         $      18,918
                                                                                  ----------------    -----------------
                                                                                  ----------------    -----------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Checks issued not yet presented for payment................................    $     1,005         $          42
   Note payable...............................................................            ---                 1,190
   Current portion of long-term debt..........................................             59                   959
   Accounts payable...........................................................          2,981                 2,868
   Accrued expenses...........................................................          1,980                 2,544
   Income taxes payable.......................................................          1,195                   ---
   Deferred service revenue...................................................            205                   196
                                                                                  ----------------    -----------------
        Total current liabilities.............................................          7,425                 7,799
                                                                                  ----------------    -----------------
Long-term debt, net of current portion........................................            352                 2,374
                                                                                  ----------------    -----------------
Deferred tax liabilities......................................................            664                   480
                                                                                  ----------------    -----------------

Stockholders' equity:
   Common stock, par value $.01 per share;  authorized  50,000,000 shares, issued
      1999 10,230,130 shares; and 1998 7,671,430 shares.......................            102                    77
   Preferred stock, no par value, authorized 5,000,000 shares, issued none....            ---                   ---
   Additional paid-in capital.................................................         17,321                 1,724
   Retained earnings..........................................................          9,959                 6,464
                                                                                  ----------------    -----------------
        Total stockholders' equity............................................         27,382                 8,265
                                                                                  ----------------    -----------------
        Total liabilities and stockholders' equity............................    $    35,823               $18,918
                                                                                  ----------------    -----------------
                                                                                  ----------------    -----------------

                 See Notes to Consolidated Financial Statements.

                                TROY GROUP, INC.
                             CONSOLIDATED STATEMENTS
                                  OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                       ------------------------------  ------------------------------
                                                        AUGUST 31,      AUGUST 31,      AUGUST 31,      AUGUST 31,
                                                           1999            1998            1999            1998
                                                       --------------  --------------  --------------  --------------
Net sales...........................................    $  17,416       $    9,456      $  40,882       $   27,778
Cost of goods sold..................................       10,824            5,681         24,991           16,437
                                                       --------------  --------------  --------------  --------------
      Gross profit..................................        6,592            3,775         15,891           11,341
                                                       --------------  --------------  --------------  --------------
Operating expenses:
   Selling, general and administrative .............        2,992            1,543          7,028            4,967
   Research and development.........................          919              632          2,661            1,860
                                                       --------------  --------------  --------------  --------------
      Operating income..............................        2,681            1,600          6,202            4,514
                                                       --------------  --------------  --------------  --------------

Interest expense....................................           65               22            227               91
                                                       --------------  --------------  --------------  --------------
   Income before income taxes.......................        2,616            1,578          5,975            4,423
Provision for income taxes..........................        1,146               24          2,480               67
                                                       --------------  --------------  --------------  --------------
      Net income....................................    $   1,470       $    1,554      $   3,495       $    4,356
                                                       --------------  --------------  --------------  --------------
                                                       --------------  --------------  --------------  --------------
Pro forma net income:
   Historical income before income taxes ...........                    $    1,578                      $    4,423
   Pro forma provision for income taxes ............                           631                           1,769
                                                                       --------------                  --------------
      Pro forma net income..........................                    $      947                      $    2,654
                                                                       --------------                  --------------
                                                                       --------------                  --------------

Net income per share (1998 on a pro forma basis):
   Basic ...........................................    $     .17       $      .12      $     .43       $      .35
                                                       --------------  --------------  --------------  --------------
                                                       --------------  --------------  --------------  --------------
   Diluted..........................................    $     .16       $      .12      $     .42       $      .34
                                                       --------------  --------------  --------------  --------------
                                                       --------------  --------------  --------------  --------------

Weighted-average shares outstanding:
   Basic ...........................................        8,844            7,500          8,067            7,500
                                                       --------------  --------------  --------------  --------------
                                                       --------------  --------------  --------------  --------------
   Diluted..........................................        9,223            7,807          8,421            7,807
                                                       --------------  --------------  --------------  --------------
                                                       --------------  --------------  --------------  --------------

                 See Notes to Consolidated Financial Statements.

                                TROY GROUP, INC.
                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                         NINE MONTHS ENDED
                                                                 -------------------------------
                                                                    AUGUST 31,       AUGUST 31,
                                                                       1999             1998
                                                                 --------------   --------------
Cash flows from operating activities:
   Net income .............................................         $  3,495         $   4,356
   Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
      Depreciation and amortization .......................              670               508
      Provision for doubtful accounts .....................               75               101
      Amortization of investment discounts, net ...........              (51)              ---
      Deferred taxes ......................................              (76)              ---
      Changes in working capital components,
        net of effects from acquisition of Troy Telgate
        (Increase) decrease in:
           Accounts receivable ............................           (5,658)             (282)
           Income taxes refund receivable .................              319               ---
           Inventories ....................................             (520)             (859)
           Prepaid expenses and other .....................             (151)              (88)
        (Increase) decrease in:
           Accounts payable ...............................              113               778
           Accrued expenses ...............................             (582)             (281)
           Income taxes payable ...........................            1,195               ---
           Deferred service revenue .......................                9                40
                                                                 --------------   --------------
         Net cash provided by (used in ) operating
           activities .....................................           (1,162)            4,273
                                                                 --------------   --------------

Cash flows from investing activities:
   Acquisition of Troy Telgate ............................             (299)              ---
   Purchase of equipment and leasehold improvements .......             (505)             (510)
   Purchase of available-for-sale securities ..............           (7,499)              ---
   (Increase) decrease in other assets ....................              533              (113)
                                                                 --------------   --------------
      Net cash (used in) investing activities .............           (7,770)             (623)
                                                                 --------------   --------------
Cash flows from financing activities:
   Borrowings on notes payable ............................           12,203             5,916
   Payments on notes payable ..............................          (13,393)           (5,851)
   Proceeds from issuance of debt .........................              670               ---
   Principal payments on debt .............................           (3,592)             (962)
   Increase (decrease) in checks issued not presented
      for payment .........................................              963               (33)
   Proceeds from issuance of common stock .................           14,997               ---
   Dividends paid .........................................             (200)           (2,201)
                                                                 --------------   --------------
      Net cash provided by (used in) financing                        11,648            (3,131)
         activities .......................................
                                                                 --------------   --------------
      Net increase in cash and cash equivalents ...........            2,716               519
Cash and cash equivalents, beginning of period ............              308               100
                                                                 --------------   --------------
Cash and cash equivalents, end of period ..................         $  3,024         $     619
                                                                 --------------   --------------
                                                                 --------------   --------------


                 See Notes to Consolidated Financial Statements.

                                TROY GROUP, INC.
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ended November 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the company's Registration Statement on Form S-1 (File No. 333-51523).

NOTE 2. INVENTORIES

Inventories consisted of the following as of August 31, 1999 and November 30, 1998 (amounts in thousands):


                                              August 31, 1999               November 30, 1998
                                              ---------------               -----------------
Raw materials..........................             $4,431                         $3,954
Work-in-process..........................              601                            495
Finished goods...........................            1,306                          1,334
                                                    ------                         -------
     Total...............................           $6,338                         $5,783
                                                    ------                         -------
                                                    ------                         -------

NOTE 3. INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

As of August 31, 1999, the Company had approximately $7.5 million in corporate debt and marketable equity securities with contractual maturity dates of up to one year. Market values approximated carrying values. Accordingly, no unrealized gains or losses were recorded at August 31, 1999.

The Company has a diverse portfolio of investment in debt and marketable equity securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. At August 31, 1999, management has determined that all securities should be classified as available-for-sale. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.

Premiums and discounts on investments in debt securities are amortized over the contractual lives of those securities. The method of amortization results in a constant effective yield on those securities (the interest method). Interest on debt securities is recognized in income when declared. Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in income. Realized gains and losses are determined on the basis of the specific identification of the securities sold.

NOTE 4.  STOCK OPTION PLANS

Subsequent to its initial public offering in July 1999, the Company granted options to acquire 1,175,000 shares at a weighted-average option price of $6.86 per share. The options vest over 3 months to 5 years from the grant date. The following is a summary of total outstanding options at August 31, 1999:


                              Options Outstanding                                        Options Exercisable
                              -------------------                                        -------------------

                                                                Weighted-
                                             Weighted-           Average                               Weighted-
     Range of              Number of          Average           Remaining           Number of           Average
 Exercise Prices            Options        Exercise Price    Contractual Life        Options         Exercise Price
----------------            -------        --------------    ----------------        -------         --------------
   $0.41 - $0.45            326,957            $0.42             6.0 years           326,957              $0.42
    6.38 - 7.00           1,175,000             6.86            10.0 years              -                   -
                          ---------                                                  -------
                          1,501,957                                                  326,957              0.42
                          ---------                                                  -------
                          ---------                                                  -------


At August 31, 1999, there were 62,341 shares remaining available for grant under the plans.

NOTE 5.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:


                                  Three Months Ended August 31,                   Nine Months Ended August 31,
                                  -----------------------------                   ----------------------------
                                                    (amounts in thousands, except per share data)
                                  1999                    1998                   1999                   1998
                                  ----                    ----                   ----                   ----
NUMERATOR FOR BASIC
AND DILUTED NET
INCOME PER SHARE:

Net income, adjusted
for pro forma
provision for income
taxes in 1998...........         $1,470                  $ 947                  $3,495                 $2,654
                                 ------                 ------                  ------                 ------
                                 ------                 ------                  ------                 ------
DENOMINATOR:

Denominator for basic
net income per share -
weighted-average shares
outstanding.............          8,844                  7,500                   8,067                  7,500
Effect of employee
stock options and
warrants................            379                    307                     354                    307
                                 ------                 ------                  ------                 ------
Denominator for
diluted net income
per share....                     9,223                  7,807                   8,421                  7,807
                                 ------                 ------                  ------                 ------
                                 ------                 ------                  ------                 ------

NET INCOME PER
SHARE:

Basic...................          $0.17                  $0.12                   $0.43                  $0.35
                                 ------                 ------                  ------                 ------
                                 ------                 ------                  ------                 ------
Diluted.................          $0.16                  $0.12                   $0.42                  $0.34
                                 ------                 ------                  ------                 ------
                                 ------                 ------                  ------                 ------

NOTE 6.  BUSINESS COMBINATION

On May 8, 1999, the Company acquired the remaining 75% of the outstanding shares of Telgate Equipment Corporation. The acquisition has been accounted for as a purchase and the results of operations of Telgate since the date of acquisition are included in the Company's consolidated financial statements.

Pro forma consolidated results of operations for the nine months ended August 31, 1999 as though Telgate had been acquired as of December 1, 1998 are as follows (amounts in thousands, except per share data):


Sales.............................................  $41,438
                                                    -------
                                                    -------
Net income........................................    3,410
                                                    -------
                                                    -------
Net income per share:
  Basic...........................................     0.42
                                                    -------
                                                    -------
  Diluted.........................................     0.40
                                                    -------
                                                    -------

The above amounts reflect pro forma adjustments for amortization of intangibles and number of shares outstanding. This pro forma financial information does not purport to be indicative of the results of operations had the Telgate acquisition actually taken place at the earlier date.

NOTE 7.  CASH FLOW INFORMATION

Supplemental disclosure of cash flow information

Acquisition of Telgate, including assets acquired and liabilities assumed (amounts in thousands):


                                                                Nine months ended
                                                                 August 31, 1999
                                                                 ---------------
Cash paid during the period for:
  Interest...............................................             $250
                                                                      ----
                                                                      ----
  Income taxes...........................................             $966
                                                                      ----
                                                                      ----
Supplemental schedule of noncash investing and financing
activities
  Purchase of Telgate
    Total purchase price.................................             $924
    Less fair value of common stock and stock warrants
    issued in connection with the acquisitions...........              625
                                                                      ----
    Cash purchase price..................................             $299
                                                                      ----
                                                                      ----

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included in this report. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform act of 1995. The statements contained in this report that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations and assumptions.

     Various risks and uncertainties could cause actual results to differ materially from those expressed in such forward-looking statements. These risks and uncertainties include those related to the failure to successfully develop and market Internet output solutions, our ability to grow through acquisitions, the impact of competition from other companies and technologies, the continued development and growth of the Internet, the continued demand for printed financial documents, our ability to develop or respond to new technologies, our ability to maintain our strategic relationships and the other factors set forth in our periodic reports and other documents filed with the Securities and Exchange Commission.

BACKGROUND

     We are a leading worldwide provider of enterprise output solutions that enable organizations to electronically transmit and output information across distributed computing environments. Our products consist of connectivity and output enhancement solutions that work with many operating systems and protocols.

     Our network connectivity products include print server firmware and hardware products and a software-only solution. These products enable an organization to distribute and output information across distributed computing environments. Our current Internet connectivity product, PrintraNet-TM-, is a software and firmware solution that enables a user at one location to print to another location over the Internet. PrintraNet-TM- offers a number of advantages, including lower cost and higher quality than fax transmissions, and eliminates software compatibility issues associated with e-mail.

     Our output enhancement products include software, firmware, hardware and imaging supplies that enable standard laser printers to print MICR lines (magnetic ink characters used on checks and other financial documents), graphics, barcodes and forms. These products also enable a printer to perform other functions not offered by most printer manufacturers such as auditing and status checking, and provide security.

     We were originally incorporated in California in 1996 and were reincorporated in Delaware in May 1998. We are the result of various mergers and acquisitions involving a company originally founded in 1982 by the existing shareholders. In October 1998, we acquired Troy XCD, a leading supplier of connectivity solutions. In May 1999, we acquired Troy Telgate, a Canadian software development company.

OVERVIEW

     Net sales are generated from the sale of our connectivity and output enhancement products and services. We recognize revenue from the sale of our products when the goods are shipped to the customer and we recognize service revenue over the period of the contract on a straight-line basis. In the nine months ended August 31, 1999 and the fiscal year ended November 30, 1998, a reseller of our imaging supplies, Cannon IV Inc., accounted for 10.8% and 17.1%, respectively, of our net sales, of which we believe a significant portion was sold to a single customer. In addition, a reseller of our laser printers and connectivity products, Comark, Inc. also sold products to this same customer which accounted for 15.0% and 0.0%, respectively, of our net sales for the nine months ended August 31, 1999 and the fiscal year ended November 30, 1998. We also sell our products directly to this significant customer. Direct sales to these resellers' significant customer were 3.4% and 6.8% of our net sales for the nine months ended August 31, 1999 and the fiscal year ended November 30, 1998. We do not have a written or oral contract with Cannon IV, Comark, Inc. or their significant customer. All sales are made through purchase orders.

     Cost of goods sold includes direct material and labor, warranty expenses, license fees and manufacturing and service overhead. Inventories are stated at the lower of cost (first-in, first-out) or market. Equipment is depreciated using the straight-line method over the estimated useful life of the equipment. Improvements to leased property are amortized over the lesser of the life of the lease or the life of the improvements.

     Selling, general and administrative expenses include the costs of our sales, marketing and customer support staffs, other marketing expenses, management and administrative personnel costs, professional services, legal and accounting fees and administrative operating costs. We expense all of these costs when incurred.

     Research and development expenses include costs associated with the development of new products and significant enhancements of existing products, and consist primarily of employee salaries, benefits and consulting expenses. We expense research and development costs as they are incurred.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of net sales


                                                         Three Months Ended            Nine Months Ended
                                                              August 31                    August 31
                                                      --------------------------- ----------------------------
                                                        1999            1998            1999             1998
                                                        ----            ----            ----             ----
Net sales ..................................            100.0%          100.0%          100.0%          100.0%
Cost of goods sold .........................             62.1            60.1            61.1            59.2
                                                         ----            ----            ----            ----
Gross Profit ...............................             37.9            39.9            38.9            40.8
Selling, general and administrative expenses             17.2            16.3            17.2            17.9
Research and development expenses ..........              5.3             6.7             6.5             6.7
                                                         ----            ----            ----            ----
Operating income ...........................             15.4            16.9            15.2            16.2
Interest expense ...........................              0.4             0.2             0.6             0.3
                                                         ----            ----            ----            ----
Income before income taxes (credit) ........             15.0            16.7            14.6            15.9
Provision for income taxes (credit) ........              6.6             0.3             6.1             0.2
                                                         ----            ----            ----            ----
Net income .................................              8.4 %          16.4%            8.5%           15.7%
                                                         ----            ----            ----            ----
                                                         ----            ----            ----            ----
Pro forma provision for income taxes .......                              6.7%                            6.3%
                                                                         ----                            ----
                                                                         ----                            ----
Pro forma net income .......................                             10.0%                            9.6%
                                                                         ----                            ----
                                                                         ----                            ----

THREE MONTHS ENDED AUGUST 31, 1999 COMPARED TO THREE MONTHS ENDED AUGUST 31,
1998

     NET SALES. Our net sales were $17.4 million for the three months ended August 31, 1999, with $15.1 million attributable to output enhancement products and $2.3 million attributable to connectivity products and software. This represented an increase in net sales of $8.0 million or 84.2% from $9.5 million in the three months ended August 31, 1998. This increase was due primarily to an increase of $2.3 million in sales of print server software, firmware and hardware as a result of the Troy XCD and

Troy Telgate acquisitions, an increase of $500,000 in sales of our proprietary imaging supplies and services and an increase of $5.4 million in sales of our laser printers, primarily related to a sale to Comark. This increase was offset by a $200,000 decrease in sales of our impact printers. We believe that impact printer sales will decline in future periods because of continuing increases in print quality and speed and continuing reductions in prices of non-impact printers. Net sales were not significantly affected by price changes.

     COST OF GOODS SOLD. Cost of goods sold increased by $5.1 million or 90.5% to $10.8 million in the three months ended August 31, 1999 from $5.7 million in the three months ended August 31, 1998. This increase was primarily due to increased net sales. Cost of goods sold as a percentage of net sales increased to 62.1% in the third quarter of 1999 from 60.1% in the third quarter of 1998. This increase was primarily due to the sale of a significant amount of laser printers to Comark at a reduced profit margin.

     GROSS PROFIT. As a result of the above factors, gross profit increased by $2.8 million or 74.6% to $6.6 million in the three months ended August 31, 1999 from $3.8 million in the three months ended August 31, 1998. Gross profit as a percentage of net sales decreased to 37.9% in the third quarter of 1999 from 39.9% in the third quarter of 1998. This decrease was also primarily due to the sale of a significant amount of laser printers to Comark at a reduced profit margin.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.4 million or 93.9% to $3.0 million in the three months ended August 31, 1999 from $1.5 million in the three months ended August 31, 1998. This increase was due primarily to the additional operating expenses of $463,000 as a result of the acquisitions of Troy XCD and Troy Telgate, an increase of $986,000 due to increases in personnel, amortization of intangible assets due to the acquisitions, promotions, and other expenses. Selling, general and administrative expenses as a percentage of net sales increased to 17.2% in the third quarter of 1999 from 16.3% in the third quarter of 1998, due to our acquisition strategy and our associated growth requirements.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $287,000 or 45.4% to $919,000 in the three months ended August 31, 1999 from $632,000 in the three months ended August 31, 1998. Of this increase, $304,000 was due to additional research and development expenses as a result of the acquisitions of Troy XCD and Troy Telgate. Research and development expenses as a percentage of net sales decreased to 5.3% in the third quarter of 1999 from 6.7% in the third quarter of 1998.

     OPERATING INCOME. As a result of the above factors, operating income increased by $1.1 million or 67.6% to $2.7 million in the three months ended August 31,1999 from $1.6 million in the three months ended August 31, 1998. Operating income as a percentage of net sales decreased to 15.4% in the third quarter of 1999 from 16.9% in the third quarter of 1998.

     INTEREST EXPENSE. Interest expense increased by $43,000 to $65,000 in the three months ended August 31, 1999 from $22,000 in the three months ended August 31, 1998. This increase was due to increased borrowings under our line of credit and term debt.

     INCOME TAXES. Income taxes increased to $1.1 million in the three months ended August 31, 1999 from $24,000 in the three months ended August 31, 1998. This increase resulted when Troy and Troy Systems terminated their S corporation tax elections as of October 30, 1998 and were thereafter taxed as C corporations. After giving effect to the pro forma adjustments, income taxes as a percentage of pretax income increased to 44.0% in the third quarter of 1999 from 40.0% in the third quarter of 1998. This increase was due primarily to additional state taxes.

NINE MONTHS ENDED AUGUST 31, 1999 COMPARED TO NINE MONTHS ENDED AUGUST 31, 1998

     NET SALES. Our net sales were $40.9 million for the nine months ended August 31, 1999, with $34.2 million attributable to output enhancement products and $6.7 million attributable to connectivity products and software. This represented an increase in net sales of $13.1 million or 47.2% from $27.8 million in the nine months ended August 31, 1998. This increase was due primarily to an increase of $6.7 million in sales of print server software, firmware and hardware as a result of the Troy XCD and Troy Telgate acquisitions, an increase of $1.4 million in sales of our proprietary imaging supplies and services and an increase of $5.8 million in sales of our laser printers. This increase was offset by a $1.0 million decrease in sales of our impact printers. We believe that impact printer sales will decline in future periods because of continuing increases in print quality and speed and continuing reductions in prices of non-impact printers. Net sales were not significantly affected by price changes.

     COST OF GOODS SOLD. Cost of goods sold increased by $8.6 million or 52.0% to $25.0 million in the nine months ended August 31, 1999 from $16.4 million in the nine months ended August 31, 1998. This increase was primarily due to increased net sales. Cost of goods sold as a percentage of net sales increased to 61.1% in the nine months ended August 31, 1999 from 59.2% in the nine months ended August 31, 1998. This increase was primarily due to the sale of a significant amount of laser printers to Comark at a reduced profit margin.

     GROSS PROFIT. As a result of the above factors, gross profit increased by $4.6 million or 40.1% to $15.9 million in the nine months ended August 31, 1999 from $11.3 million in the nine months ended August 31, 1998. Gross profit as a percentage of net sales decreased to 38.9% in the nine months ended August 31, 1999 from 40.8% in the nine months ended August 31, 1998. This decrease was also primarily due to the sale of a significant amount of laser printers to Comark at a reduced profit margin.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $2.1 million or 41.5% to $7.0 million in the nine months ended August 31, 1999 from $5.0 million in the nine months ended August 31, 1998. This increase was due primarily to the additional operating expenses of $1.2 million as a result of the acquisitions of Troy XCD and Troy Telgate, an increase of $900,000 due to increases in personnel, amortization of intangible assets due to the acquisitions, promotions, and other expenses. Selling, general and administrative expenses as a percentage of net sales decreased to 17.2% in the nine months ended August 31, 1999 from 17.9% in the nine months ended August 31, 1998.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $801,000 or 43.1% to $2.7 million in the nine months ended August 31, 1999 from $1.9 million in the nine months ended August 31, 1998. Of this increase, $712,000 was due to the additional research and development expenses as a result of the acquisitions of Troy XCD and Troy Telgate. Research and development expenses as a percentage of net sales decreased to 6.5% in the nine months ended August 31, 1999 from 6.7% in the nine months ended August 31, 1998.

     OPERATING INCOME. As a result of the above factors, operating income increased by $1.7 million or 37.4% to $6.2 million in the nine months ended August 31, 1999 from $4.5 million in the nine months ended August 31, 1998. Operating income as a percentage of net sales decreased to 15.2% in the nine months ended August 31, 1999 from 16.2% in the nine months ended August 31, 1998.

     INTEREST EXPENSE. Interest expense increased by $136,000 to $227,000 in the nine months ended August 31, 1999 from $91,000 in the nine months ended August 31, 1998. This increase was due to increased borrowings under our line of credit and term debt.

     INCOME TAXES. Income taxes increased to $2.5 million in the nine months ended August 31, 1999 from $67,000 in the nine months ended August 31, 1998. This increase resulted when Troy and Troy Systems terminated their S corporation tax elections as of October 30, 1998 and were thereafter taxed as C corporations. After giving effect to the pro forma adjustments, income taxes as a percentage of pretax income increased to 41.5% in the first nine months of 1999 from 40.0% in the first nine months of 1998.

IMPACT OF YEAR 2000

     Many computer systems and applications were historically designed to use two-digit date fields to designate a year. As a result, date-sensitive computing systems may recognize the year 2000 as 1900, or not at all, which may cause systems to incorrectly process financial and operational information.

     Our potential areas of exposure to this so-called Year 2000 problem include our products, our own internal information technology, or "IT" systems and other "non-IT systems" having embedded technology or software, such as manufacturing equipment and mechanical and telephone systems. Year 2000 issues may also affect the business and operations of our vendors, customers and other business partners.

     STATE OF READINESS. In response to the Year 2000 problem, we are currently reviewing all of our areas of potential exposure. The following summarizes our progress to date:

          - All of our current products and products under development have been reviewed and are believed to be Year 2000 compliant.

          - All of our internal IT systems and non-IT systems have been reviewed and are believed to be Year 2000 compliant.

          - We have evaluated the Year 2000 compliance of our material vendors, distributors and other significant business partners and believe that they have achieved or will achieve Year 2000 compliance on a timely basis.

     COSTS. We do not separately track our internal Year 2000 costs such as personnel time spent on Year 2000 matters, but believe that they have been immaterial to date. Our external costs to date have been less than $50,000. This amount includes the fees and expenses of our outside consultant and the cost of replacing non-compliant hardware and software. We believe that additional costs to identify and remediate potential Year 2000 problems, if any, will not be material. We also do not expect that our Year 2000 identification and remediation efforts will cause a significant diversion of the efforts of our employees or management away from other duties or information technology initiatives. We cannot assure you, however, that any further assessment will not identify Year 2000 problems requiring significant cost or efforts to remediate or that we will not encounter unforeseen difficulties or expense in obtaining Year 2000 solutions.

     RISKS. Based upon our current information, we believe that our most reasonably likely, worst case scenario as a result of the Year 2000 problem is the risk that one or more of our significant vendors, customers or business partners will not be Year 2000 compliant and that we fail to determine or react to their Year 2000 problem on a timely basis. If the operations of any of our significant vendors, customers or other business partners are disrupted due to the Year 2000 problem, and we are unable to develop and implement an effective contingency plan, our ability to purchase adequate supplies of raw materials, manufacture, distribute and receive payment for our products, or to otherwise carry on essential activities could be materially adversely impacted. Although we have assessed the Year 2000 readiness of these third parties and believe that they are or will be Year 2000 compliant, we cannot assure you that we have identified all Year 2000 risks related to these partners or that we can adequately plan around these risks.

     CONTINGENCY PLAN. To date, we have not developed any detailed contingency plans to address the risk that our material customers, vendors and other business partners do not become Year 2000 compliant, as we have not identified any current, material exposure to this risk. We have also not developed any detailed contingency plans to address any failure of our internal IT or non-IT systems to become Year 2000 compliant. To the extent that we identify third party or other Year 2000 compliance issues that cannot be addressed on a timely basis, we will seek to develop appropriate contingency plans in order to mitigate our risks.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering in July, 1999, our primary source of liquidity has been through cash generated from operations and borrowings under our revolving credit facility and term loans.

     Cash flows used in operating activities were $1.2 million in the nine months ended August 31, 1999 compared to $4.3 million provided by operating activities in the nine months ended August 31, 1998. The cash flows used in operating activities in the nine months ended August 31, 1999 were comparatively greater than in the nine months ended August 31, 1998 due primarily to increases in accounts receivable and inventories and a decrease in accrued expenses. The receivable increase resulted primarily from higher sales in 1999. The increase in inventories resulted primarily from increased levels to meet anticipated sales. The decrease in accrued expenses is primarily the result of payment of an assumed compensation liability to the employees of Troy XCD.

     Cash flows used in investing activities were $7.8 million in the nine months ended August 31, 1999 compared to $623,000 in the nine months ended August 31, 1998. Included in cash flows used in investing activities in the nine months ended August 31, 1999 was $7.5 million in purchases of available-for-sale securities following our initial public offering in July, 1999. For the balance of the fiscal year ending November 30, 1999, we plan to spend approximately $200,000 on additional purchases of equipment.

     Cash flows provided by financing activities were $11.6 million in the nine months ended August 31, 1999 compared to cash flows used in financing activities of $3.1 million in the nine months ended August 31, 1998, primarily as a result of our initial public offering which closed on July 27, 1999. Through August 31, 1998, approximately $2.2 million of S corporation distributions and net additional payments of approximately $930,000 were recorded.

     We currently have a revolving line of credit. Our revolving line of credit had no outstanding balance as of August 31, 1999 and currently bears interest at a rate of 8.00%. The revolving line of credit has no expiration date. Under the line of credit, we are permitted to borrow 80% of eligible accounts receivable and 50% of eligible inventories (up to a maximum of $2.5 million for eligible inventories). As of August 31, 1999, the amount available under the line of credit was approximately $4.9 million.

     We believe that cash generated by operating activities, the net proceeds from our initial public offering and funds available under our credit facility will be sufficient to finance our operating activities for at least the next 12 months. To the extent that the funds generated from these sources are insufficient to finance our operating activities, we would need to raise additional funds through public or private financing. We cannot assure you that additional financing will be available on terms favorable to us, or at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. Market risk is attributed to all market sensitive financial instruments, including long term debt.

     We do not utilize derivative financial instruments. Accordingly, our exposure to market risk is through our investments in available-for-sale securities and our bank debt which bears interest at variable rates. Available-for-sale securities consist of corporate debt and marketable equity securities with contractual maturity dates of up to one year. At August 31, 1999, market values approximated carrying values. Due to the short-term maturities of these securities, management believes that there is no significant market risk. The bank debt is a revolving line of credit. All borrowings bear interest based upon the reference rate per annum as announced by the bank (8.25% at August 31, 1999). At August 31, 1999, there were no amounts outstanding under the line of credit agreement and, accordingly, the sustained increase in the reference rate of 1% would not cause our annual interest expense to change.

PART II:  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     Not applicable.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     In May 1998, we initially filed a Registration Statement on Form S-1 (File No. 333-51523) with the Securities and Exchange Commission for our initial public offering. Under this Registration Statement, as amended, we registered the offer and sale under the federal securities laws of up to $25,875,000 in shares of our common stock. The SEC declared our Registration Statement effective on July 21, 1999 and the closing of our initial public offering was held on July 27, 1999. The managing underwriters were Cruttenden Roth Incorporated, Pennsylvania Merchant Group and H.C. Wainwright & Co., Inc.

     The aggregate offering price of the shares offered was $17,500,000. All of the offered shares were sold and the net proceeds to Troy from the offering were $14,997,000, after deducting the underwriting discount of $1,575,000 and the estimated offering expenses of approximately $928,000, of which approximately $5,000 was incurred from the effective date through August 31, 1999. All of the expenses incurred in connection with the initial public offering were paid to unrelated parties or entities.

     From July 27, 1999 to August 31, 1999, we have spent the net proceeds from the offering as follows:


     Repayment of long-term debt                  $2,965,000
     Repayment of line of credit                   1,354,000
                                                  ----------
                                                  $4,319,000
                                                  ----------
                                                  ----------

     All payments of the net proceeds were paid to unrelated parties or entities.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)     EXHIBITS.

                  Exhibit
                  Number                    Description
                  ------                    -----------
                   27.1                     Financial Data Schedule

          (b)     REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TROY GROUP, INC.


                                           /s/ PATRICK J. DIRK
                                           -------------------------------
October 15, 1999                           Patrick J. Dirk
                                           Chairman, President and
                                           Chief Executive Officer

                                           /s/ DEL L. CONRAD
                                           -------------------------------
                                           Del L. Conrad
                                           Chief Financial Officer

                                  EXHIBIT INDEX

     Item No.     Description                          Method of Filing
     --------     -----------                          ----------------
      27.1        Financial Data Schedule        Filed herewith electronically