Form 10-K405
period 1999-11-30
TROY GROUP INC
filed 2000-02-28
CIK 1060595

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File No.: 000-24413

                                TROY GROUP, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                33-0807798
 (State or other jurisdiction of incorporation            (I.R.S. Employer
                or organization)                        Identification No.)

           2331 SOUTH PULLMAN STREET
             SANTA ANA, CALIFORNIA                             92705
    (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (949) 250-3280

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

                               -------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 18, 2000, 10,740,249 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Registrant's outstanding Common Stock as of that date (based upon the last sale price of a share of Common Stock on that date reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was $110,457,070.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its 2000 Annual Meeting to be held on April 6, 2000 (the "2000 Proxy Statement").

================================================================================

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

     VARIOUS RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE RELATED TO THE FAILURE TO SUCCESSFULLY MARKET OUR E-COMMERCE PAYMENT SOLUTIONS, OUR ABILITY TO GROW THROUGH ACQUISITIONS, THE IMPACT OF COMPETITION FROM OTHER COMPANIES AND TECHNOLOGIES, THE CONTINUED DEMAND FOR PRINTED FINANCIAL DOCUMENTS, OUR ABILITY TO DEVELOP OR RESPOND TO NEW TECHNOLOGIES, OUR ABILITY TO MAINTAIN OUR STRATEGIC RELATIONSHIPS AND THE OTHER FACTORS SET FORTH BELOW UNDER THE HEADING "CERTAIN IMPORTANT FACTORS" AND IN OUR OTHER PERIODIC REPORTS AND OTHER DOCUMENTS THAT WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                     PART I

                            ------------------------
ITEM 1.    BUSINESS

GENERAL

     With new products in the rapidly growing e-commerce market and a solid base of Fortune 1000 customers in our networked "brick-and mortar" markets, we are a leading worldwide provider of financial payment solutions. Our software, firmware and hardware solutions enable businesses to electronically transmit and output financial payment information across computer networks and the Internet.

     Our products serve a wide variety of industries including e-commerce retailers, online brokerages, telecommunications, financial services, insurance, computer hardware, automotive, personnel and others. We distribute our solutions in 55 countries around the world and market our products through a direct sales force and a network of distributors and value-added resellers. More than 5,000 active customers purchase our products and services.

     Our mission is to leverage our expertise as a provider of financial payment solutions to become a leading worldwide provider of e-commerce payment solutions.

ORGANIZATION AND DEVELOPMENT OF BUSINESS

     We were originally incorporated in California in 1996 and reincorporated in Delaware in May 1998. Troy Group, Inc. is the result of various mergers and acquisitions involving a company originally founded in 1982.

     In October 1998, we merged XCD Incorporated, a leading supplier of network connectivity solutions, into our subsidiary, Troy XCD, Inc. In May 1999 we acquired the remaining outstanding shares of Telgate Equipment Corporation, a Canadian software development company. Now referred to as Troy Telgate Systems, Inc., this operation is responsible for the ongoing technical development and support for the eCheck Secure-TradeMark- product. On February 18, 2000, we acquired American Development (AMDev), Inc., a Nashville, Tennessee based software development company. Troy AMDev's ACH products are planned for integration with eCheck Secure-TradeMark- to broaden our offering of e-commerce payment solutions. Today, our four subsidiaries include Troy XCD, Troy Telgate, Troy AMDev and Troy Systems International, Inc.

     Our principal executive offices are located at 2331 South Pullman Street, Santa Ana, California 92705, and our telephone number at that location is (949) 250-3280.

     Information regarding our reportable business segments, major customers and geographical information is contained in Note 13 to our financial statements on pages F-22 to F-25 of this report, and is incorporated in this item by reference.

INDUSTRY BACKGROUND

     All worldwide commerce requires payment, in one form or another, in exchange for the goods and services produced by businesses. Traditional payment instruments include currency, paper checks, credit cards and wire transfers. With the advent of the networked computer age and the Internet, payment methods have expanded to include new forms of electronic payments that facilitate commerce in a timely, secure, cost effective and user-friendly manner. We intend to focus our core efforts on e-commerce payment solutions and networked computer payment solutions.

E-COMMERCE PAYMENT PROCESSES

     The phenomenal growth of the Internet is one of the most significant industry trends affecting information processing today. The Gartner Group has reported that by 2004, "the Internet will become the predominant mechanism for conducting business, whether it be business-to-consumer or business-to-business." As a result, many organizations are now looking for entirely new solutions that enable distribution of financial payment information using the Internet.

     The growth of the Internet has resulted in the rapid rise in e-commerce. The Gartner Group reported in 1999 that e-commerce exhibited accelerated growth over the prior two years, exceeding most market projections and expectations. Forrester Research predicts $3.2 trillion in Internet commerce in 2003. According to the Boston Consulting Group, revenue from online retailing is growing much faster than expected. The explosion of new web sites equipped with "shopping carts" continues at a high pace, and more and more Internet shoppers are surfing the Web to conveniently order products and services. As the number of online merchants and customers increase, we believe the potential customer base for us will also experience commensurate growth. Virtually every online merchant is a potential customer.

     To date, businesses and consumers have generally used credit cards as the primary method of payment in e-commerce transactions. Yet research indicates that over 80 million Americans have checking accounts and no credit cards. Most online merchants have very limited or no options for those purchasers who desire to pay for goods and services by check. Even when payment by check is permitted, a purchaser must send the check, which then must clear through the banking system before the goods or services are received. This process often takes 7-10 days. As a result, online merchants are not offering their customers the same level of convenience and payment options available in traditional stores.

     According to Forrester Research, the number of online retail merchants will increase from 17,500 in 1998 to 400,000 by 2003. Businesses that decide to market and distribute products and services over the Internet will need to establish a web site that includes an online store. The vast majority of firms do not possess the capability to set up their own online store internally and will solicit assistance from a web site development firm. The online store will need to be equipped with payment processes and services, and we believe it should include both credit cards and checking accounts. During this site development process, we believe merchants will be concerned with the speed and cost of the development process, the security measures taken to protect the site, convenience features for the online shopper, and as a result will be motivated to select a firm that offers the convenience of a complete solution.

     The growth of the Internet has also resulted in the development and rapid growth of online brokerages. Forrester Research estimates the online brokerage industry to be a $120 billion market and predicts that active online brokerage accounts are expected to grow to 40 million by 2002. Because of regulatory restrictions, online brokerages cannot accept credit cards as payment for opening and funding an account. Payment options available to online brokerage clients have generally been limited to direct debit, wire transfer or payment by mailed or delivered check. As a result, clients who choose to pay by check face the inconvenience and delay associated with delivery and clearing. We believe that these issues are a concern to online brokerages and their clients.

NETWORKED COMPUTER PAYMENT PROCESSES

     To succeed in an increasingly competitive and global marketplace, an organization must make effective business decisions and respond to customers' needs in a timely and efficient manner. In the payments arena, this depends to a large extent upon the organization's ability to rapidly and accurately collect, organize and distribute its financial payment information. Historically, most of this payment information was created using legacy computer systems, then printed and delivered to users through delivery services or the U.S. mail. These methods now seem inefficient, labor intensive, expensive, and slow.

     Over the past decade there has been a dramatic shift from mainframe computer systems to networked computing environments. Due to this fundamental shift in the way corporations store and manage financial payment data, IT departments are now faced with the challenge of providing users with secure access to financial payment information which resides in a broad range of distributed and fragmented systems. Technologies are now available to effectively distribute payment information electronically to multiple end users both within and outside an organization.

     The emergence and adoption of enterprise software applications is also changing the way organizations generate and distribute financial payment information. Although many enterprise software applications include basic financial reporting functionality, they generally do not adequately address an enterprise's need to electronically transmit and output financial payment information across networked computing environments.

     Current methods of payment information distribution have limitations. Inexpensive laser printers have the ability to print most common business documents but cannot produce unique output such as MICR (magnetic ink character recognition) lines, on the bottom of a check without customized software and specialty toners. MICR lines are printed with a magnetic ink or toner that, when magnetized, emits a magnetic signal that identifies each unique character. If the shape and/or the magnetics of the characters do not meet specified standards, the banking system will reject the document, which could require costly manual handling. Due to the difficulties in printing high quality MICR lines, financial documents have historically been produced by third party commercial printers.

     As a result of the limitations of traditional information distribution methods, we believe that there is significant growing demand for payment solutions that allow organizations to electronically transmit and output information across networked computing environments.

THE TROY GROUP PAYMENT SOLUTIONS

E-COMMERCE PAYMENT SOLUTIONS

     In December 1999, we released our eCheck Secure-TradeMark- product, which enables Internet merchants to accept payments from their customers' checking accounts as an alternative to credit cards. The product is a combination of Internet software, which resides on our server, and a financial document printer located at the merchant site. This combination allows e-consumers to send a MICR encoded check remotely over the Internet for printing at the merchant site. The remotely printed check has all of the same attributes of a traditional check and is presented by a merchant through normal banking channels.

     During the payment process, which begins with a shopper on the merchant's online store, the customer's checking account information is approved in real-time by Equifax, an eCheck Secure-TradeMark- solutions partner and a world leader in risk management services. When e-merchants set up their online store to accept checking account payments, they can contract with us for one of two levels of risk management:

     - Verification - The customer information is verified through the Equifax risk management database against any negative information that increases risk of accepting the payment transaction.

     - Guarantee - Alternatively, the merchant can opt for a higher level of risk management control, and Equifax will actually guarantee the customer payment to the e-merchant. If the transaction is rejected due to non-sufficient funds or another reason, Equifax will manage the collection process. The merchant is fully warranted and will receive the full amount of the disputed funds. The guarantee service enables the merchant to treat the customer checking account payment similar to a credit card, and the merchant no longer has to wait for the funds to clear the bank.

     Consumers benefit from eCheck Secure-TradeMark- because it:

     - Provides a payment alternative to credit cards with comparable speed and security

     -    Eliminates the inconvenience of having to mail in a check

     - Allows the consumer to obtain same-day shipping rather than waiting up to 14 days for a traditional check to clear

     - Provides a checking account record that is convenient for managing finances, budgeting and/or account reconciliation

     E-merchants benefit from eCheck Secure-TradeMark- because it:

     - Provides a complete, verified or guaranteed check transaction ready for deposit

     - Broadens their market by offering 80 million check writers, who do not carry credit cards, the convenience of paying by check

     -    Avoids the risks associated with check acceptance

     - Captures the 25-35% of buyers who place orders, but change their minds about sending funds

     -    Minimizes open orders that are waiting for mailed-in payments

     We believe that the eCheck Secure-TradeMark- technology offers us a significant new growth opportunity due to the rapid rise in e-commerce and the limited payment methods available to today's e-commerce consumer. While there are several online payment options offered by today's Internet merchants, most of the top trafficked sites (including eToys, eBay and CDNow) do not accept Internet checks as a form of payment and there is no strong brand identification for a printed Internet check. By positioning an "eCheck Secure-TradeMark-" icon option adjacent to Visa, MasterCard and American Express at the merchant's e-commerce check-out location, we intend to develop strong brand identification due to early market entry and our current reputation as a world leader in financial payment solutions.

     In addition to e-commerce retail applications, we have experienced significant market acceptance in the online brokerage market. In this market, the vast majority of firms only accept payments by mail, overnight delivery or wire transfer. With eCheck Secure-TradeMark-, brokerage firms can accept online funding from their clients. The funds are verified in real time, and the brokerage firm can authorize trading immediately. The eCheck Secure-TradeMark-product can be a convenient and quick process for clients funding a new account or replenishing funds for an existing account.

     CASE STUDY - Ameritrade Inc., one of the leading online brokerage firms, is currently utilizing eCheck Secure-TradeMark- to provide its customers the option of funding new accounts online. Funds are verified in real time, the customer experiences the convenience of online funding and is able to execute trades in a compressed time frame over traditional funding methods.

     We are currently expanding the eCheck Secure-TradeMark- product to offer e-merchants and customers the payment alternative of a printed check draft or a fully automated electronic file transfer of the payment information. On February 18, 2000, we acquired a software development business that offers a completely automated payments solution utilizing the Automated Clearing House (ACH) network. The ACH network is a nationwide system utilized by over 20,000 financial institutions, 725,000 corporations and millions of consumers to transmit fully automated checking account transactions. We intend to integrate the ACH solution with eCheck Secure-TradeMark- to offer online merchants and consumers the option of a printed check or a fully automated ACH transaction.

     Additionally, we intend to expand the product further by offering credit card services and processing, and web site development for companies that are considering entry into the e-commerce marketplace. Our intent is to provide new and existing e-merchants with a one-stop-shop approach to establishing or improving their online store.

     We believe that MICR line information will continue to be the controlling number for bank account payments and transfers and that our expertise in MICR since 1971 will lead us to a strong position as a leader in e-commerce payment solutions.

NETWORKED COMPUTER PAYMENT SOLUTIONS

     We first entered the payment systems marketplace in 1971 and soon became a worldwide leader in financial payment systems. It is our expertise in networked computer payment solutions that uniquely qualified us to enter the e-commerce payments arena in 1999.

     In 1984 we began installing payment systems for the U.S. Treasury that are still in operation today. Our networked computer payment solutions include software, firmware, hardware and imaging supplies that provide customers with functions not offered by most major original equipment manufacturers. Our technologies enable standard laser printers to print MICR lines, graphics, barcodes and forms. They also enable a printer to perform other functions not offered by most printer manufacturers, such as auditing, status checking and security. These features increase an enterprise's flexibility and customer service, eliminate costs associated with form obsolescence and enhance document security. This technology works over networks and the Internet.

     Our strategic alliance with Hewlett-Packard provides our customers with all of the benefits of high-quality payment solutions combined with the features, functionality, and reliability provided by HP printers. We offer three levels of high-quality MICR payment solutions based on laser technology. Our laser solutions range in print speeds from 8 to 40 pages per minute and combine laser-quality business documents with high-quality MICR.

     Our most advanced MICR printers incorporate added security features such as built-in MICR sensors, password protection, keylocks and other important security features. This high quality line of MICR printers is ideal for customers who require a more dedicated and fully secure financial payment solution.

     For those customers whose software does not support MICR printing, we offer our own MICR software solution. This solution is currently offered as a part of our strategic relationship with Hewlett-Packard as a PeopleSoft Alliance Solution Center partner and enables PeopleSoft users to distribute and print financial documents. We also offer a MICR solution based on impact technology. Our impact MICR printers are designed to run in tandem with high-speed laser printers manufactured by IBM and Xerox.

     Laser payment solutions require ongoing imaging supplies. We develop and market imaging supplies that are uniquely formulated for specific output devices. As new output devices are developed, our chemical engineers combine their expertise with our advanced research and development equipment to design proprietary formulations. Our imaging supplies are then produced in a sophisticated, computerized manufacturing facility.

     We are recognized by our customers as a high quality developer and manufacturer of proprietary imaging supplies. We are the only authorized MICR toner manufacturer for Hewlett-Packard LaserJet printers and are the only authorized MICR toner manufacturer for the IBM 3900 and InfoPrint 4000 family of high-speed laser printers. The majority of our products require our proprietary imaging supplies.

     In addition to our MICR toners that support our laser printers, we also offer other toners, ribbons and accessories for use by other printing devices. These additional supplies include fluorescent and indelible ribbons, post-encoding ribbons, jumbo rolls, standard toner, paper handling accessories and check security paper.

     CASE STUDY - Automatic Data Processing Inc. (ADP) formed a strategic alliance with us in February 1997 to offer onsite, client-based payroll check printing for their 425,000 clients nationwide. ADP is recognized as one of the largest independent computing service organizations in the United States. ADP software programs provide flexibility and control in issuing payroll checks at the client site while our financial payment solutions ensure the quality and security of those checks. In addition to printing only at issuance time to better control funds, the benefits of in-house check printing include eliminating delays and deliveries for faster printing and distribution, and eliminating manual check writing to prevent errors, incorrect checks and bank charges.

THE TROY GROUP CONNECTIVITY PRODUCTS

     In addition to our e-commerce payment solutions and our networked computer payment solutions, we are also investing in products to enhance the connectivity of devices that transmit information over computer networks and the Internet.

     Our existing Internet output capability, PRINTRANET-TradeMark-, is a software and firmware solution that enables a user at one location to print to another location over the Internet. PrintraNet-TradeMark- requires PrintraNet-TradeMark- software and firmware on both the sending and receiving device. However, our Internet connectivity products under development are being designed to allow customers' printers and fax machines to seamlessly receive documents over the Internet, regardless of the protocol used by the sending device. We believe that we will have significant competitive advantages in this market because we were one of the first to develop and market Internet printing technology and have extensive protocol experience.

     Our NETSEND-TradeMark- Internet output products enable output devices, including currently installed printers manufactured by Hewlett-Packard, IBM, Lexmark and Xerox, to communicate over the Internet regardless of the sending device's protocol. Such devices could potentially include printers, fax machines, scanners, copiers, digital cameras and more. For example, a scanner that uses Hewlett-Packard's JetSend protocol could send a document to a printer that uses another Internet printing protocol.

     Our SOFT PRINT SERVER, a software-only print server, allows printer manufacturers and other OEM customers to significantly reduce manufacturing costs by incorporating networking capabilities directly in the processor on their printer controller, rather than requiring a separate processor, memory and interface logic. Our soft print server runs on printers with Wind River VxWorks, a commonly used embedded real-time operating system.

     Our PRINT SERVER PRODUCTS are recognized worldwide for supporting a large number of protocols and network operating systems. This support makes our products especially well-suited to enterprise networks that have many different kinds of computers and network operating systems over a wide geographic area. These print servers enable printers, plotters and other output devices to be shared by many different kinds of computers on a network and support Windows NT, Windows 2000, Linux and UNIX in addition to legacy systems such as Digital Equipment Corporation VAX computers, Banyan VINES networks, HP 3000 computers and IBM AS/400 computers. In addition to supporting printers, our print servers can be used to connect a wide variety of other devices, such as electronic signs, security systems, uninterruptable power supplies, and heart monitors to networks and the Internet.

BUSINESS STRATEGIES

     Our objective is to leverage our expertise as a provider of financial payment solutions to become a leading worldwide provider of e-commerce payment solutions. Our strategies for achieving this objective include:

     CONTINUING TO DEVELOP AND MARKET E-COMMERCE PAYMENT SOLUTIONS. As current industry trends indicate that the Internet will play a significant role in future commerce, we intend to focus significant technical effort toward the continued development and marketing of e-commerce payment solutions, such as eCheck Secure-TradeMark-. By enhancing our current products, we believe that we will have significant competitive advantages in this market.

     ACQUIRING RELATED BUSINESSES, PRODUCTS AND TECHNOLOGIES. A significant aspect of our growth strategy has been the acquisition of complementary businesses in order to achieve market presence, increase our customer base and expand our product offerings to our customers and business partners. We intend to acquire businesses or license products and technologies in the e-commerce payment and networked computer payment solutions, credit card services and processing and web development markets. We currently have an experienced team, both internal and external, executing and implementing our acquisition strategy.

     INTRODUCING AND ENHANCING PRODUCTS THROUGH RESEARCH AND DEVELOPMENT. We achieved a leadership position in our networked financial payment solutions by investing in research and development, introducing higher quality products and focusing on satisfying the needs of both our OEM customers and end users. We intend to continue to invest in research and development to enhance our current technologies and introduce new products.

     EXPANDING AND SEEKING NEW OEM RELATIONSHIPS. We intend to aggressively expand our existing OEM relationships and seek new OEM relationships. One way to expand our relationships with Hewlett-Packard, IBM, Equifax, Brother and Standard Register is to develop solutions that support their products. We believe that this strategy provides us with the opportunity to expand our market share and maintain and enhance our technological position and expertise.

     LEVERAGING STRATEGIC ALLIANCES. We currently partner with various software, firmware, hardware and financial service companies offering solutions that assist us in meeting our customers' financial payment needs. We intend to continue to aggressively pursue new strategic alliances that we believe will enable us to enter new markets, expand our distribution channels and enhance our product and service offerings. We currently have management resources dedicated to developing strategic alliances.

     EXPANDING DISTRIBUTION CHANNELS TO INCREASE OUR FOCUS ON SELLING TO MID-SIZE BUSINESSES AND SMALLER BUSINESSES. We believe that an increasing number of small and mid-sized businesses will begin to use networks, the Internet and enhanced financial payment solutions to facilitate their business needs. We intend to continue to expand our distribution channels to increase our sales to these businesses.

RESEARCH AND PRODUCT DEVELOPMENT

     We are committed to growing our business through research and development, and it is one of our major business strategies. As such, we seek customer feedback in the product design process in order to meet changing requirements and are committed to developing functional and integrated solutions in a rapid and efficient manner. In addition, we invest significantly in highly sophisticated research and development equipment.

     As of February 18, 2000, we employed approximately 40 persons in our research and development efforts. Our highly trained staff of software, electrical, mechanical and chemical engineers are focusing on principal research and development activities such as:

     -    developing e-commerce payment solutions;

     - developing software and firmware solutions for connecting output devices to networks and the Internet;

     - developing new products that provide solutions for our strategic business partners; and

     -    creating proprietary imaging supplies.

     Our products under development include:

     INTERNET PRINTING PROTOCOL (IPP). IPP is a new industry standard for printing across the Internet that has been endorsed by all of the major printer manufacturers. We anticipate beginning delivery of IPP products in the first half of 2000. With the addition of IPP, we will simultaneously support three different Internet printing-related protocols, namely IPP, JetSend, and our proprietary PrintraNet-TradeMark-. This is a critical capability, because there is no dominant standard today for printing across the Internet. Our ability to work with multiple Internet protocols will allow a printer to receive jobs from a variety of different sources without regard to the protocol of the sending device.

     OTHER FINANCIAL PAYMENT PRODUCTS. We also have audit function, barcoding and electronic forms enhancements in various stages of release. These enhancements will reside on the printer DIMM (dual in-line memory module). The DIMM is either bundled with the printer or sold separately. The audit features will monitor any check data printed, including the account on which the check is drawn, the amount of the check, and the check number and date. This feature allows for easy reconciliation, specific user monitoring, check authorization, batch run summaries and specific timeframe totals. The barcode feature will support UPC symbol barcodes as well as newer, intelligent barcode standards. These codes are considered "intelligent" barcodes because they are two-dimensional, compacting many times the amount of data of more simple barcodes in very limited space. Other output enhancement features include electronic forms. This feature stores forms on the DIMM resident on the printer. These stored forms decrease processing time and allow continued use of the forms, regardless of changes in application software.

SUPPORT SERVICES

     We offer TECHNICAL SUPPORT, MAINTENANCE AND ON SITE SERVICES, portions of which are provided by third parties. We provide technical support through an 800 line from 7:00 AM to 5:00 PM (PST) and through our web sites. We also provide on site service through yearly maintenance contracts or on a time and material basis.

     In addition to our technical support, maintenance and on site services, for over five years we have maintained the MICR TECHNOLOGY CENTER, a research group dedicated to providing solutions for MICR document processing problems. Members of the testing facility for this research group have the ability to examine all aspects of the MICR printing process to pinpoint where improvements can be made and to ensure the highest quality MICR line.

SALES AND MARKETING

     We market products to Fortune 1000 companies through our direct sales force of approximately 50 persons and market products to small and mid-size businesses primarily through our network of distributors and value-added resellers. Our products are represented internationally in 55 countries primarily through a distributor network.

     Our base of more than 5,000 active customers includes e-commerce retail and brokerage firms, financial institutions, insurance companies, payroll processing companies, corporations and government agencies. In 1984 the U.S. Treasury chose TROY to produce its financial document printers. Still today, U.S. Treasury checks are printed on our equipment. Ameritrade, Inc., AT&T Corporation, BankAmerica Corporation, Brother Industries, Eastman Kodak, Farmer's Insurance Group, Ford Motor Company, IBM, Manpower, Mydiscountbroker.com, Shopsports.com, and Wells Fargo & Company are among our customers who purchased products during the last 12 months.

     We market our e-commerce payment solutions directly to Internet merchants, and virtually every Internet web site that offers e-commerce is a potential client. Our research has identified two strong markets that will be targeted: business-to-consumer retail and brokerage firms. Also, we currently have strong access to many Fortune 1000 companies and the U.S. Treasury.

     We have increased the number of sales and support staff dedicated to recruiting and training additional distributors and value-added resellers. This supports our strategy to increase focus on mid-size and smaller companies that will increasingly use the Internet and networks to facilitate their business needs. We also have management resources dedicated to recruiting and developing new OEM relationships and leveraging strategic alliances in support of our key business strategies.

     We promote our products through our web sites, trade shows, advertising and direct marketing materials as well as referrals from our strategic business partners, including Equifax, Hewlett-Packard, IBM, ADP, Standard Register and Wind River.

STRATEGIC RELATIONSHIPS

     In September 1999, we entered into a joint marketing agreement related to our eCheck Secure-TradeMark- product with Equifax Inc., a $1.7 billion world leader in consumer information management and transaction processing. The arrangement combines our eCheck Secure-TradeMark- software with Equifax's verification/guarantee in order to provide e-commerce merchants with a complete check transaction ready for deposit.

     Since 1993, we have maintained a strategic relationship with Hewlett-Packard, a $42 billion leading global provider of computing and imaging solutions and services. We purchase Hewlett-Packard laser printers and modify and enhance the printers. We then repackage, relabel and sell the printers as MICR-enabled financial document printers under the TROY name. In addition, we are a member of Hewlett-Packard's Engineering Support Partner Group, a select group of third party solutions partners. As a member of this group, we work with Hewlett-Packard on architecture issues for new product development and with Hewlett-Packard's marketing group to implement joint marketing programs. We believe that our current relationship with Hewlett-Packard gives us a competitive advantage in marketing our products, primarily because of their reputation as the leading provider of laser printers throughout the world.

     Hewlett-Packard and TROY Group recently announced the availability of our NetSend-TradeMark- family of Internet print servers, allowing a wide range of non-HP printers, HP LaserJet printers and the 100 million HP inkjet peripherals already in the marketplace to communicate utilizing HP's JetSend capabilities. NetSend-TradeMark- Internet print servers enable JetSend communication with these printing devices. JetSend is an easy-to-use communications protocol that allows two devices to communicate directly over the Internet without the need of a PC or software drivers. For example, a user can scan a document using a JetSend-enabled image capture device and share the information with a JetSend-enabled printer, achieving printing output that far exceeds the best of current-day facsimile machines.

     Our strategic alliance with Hewlett-Packard also includes our appointment as a PeopleSoft Alliance Solution Center partner. PeopleSoft's Alliance Solution Center (ASC), located in their new Pleasanton, CA headquarters, opened in 1998 to develop global, enterprise-wide software solutions and services. One of the primary functions of the ASC is to execute joint research and development projects between Hewlett-Packard, PeopleSoft and other strategic partners such as TROY. Under our current agreement, we will provide MICR and multi-purpose printers and software that will enable PeopleSoft customers to print financial documents, barcodes, labels and standard business documents.

     We have a joint marketing relationship with IBM, the $8l billion world leader in the development and manufacture of advanced information technology. In an agreement with TROY, IBM has agreed to purchase all of its MICR toner requirements for the IBM 3900 and InfoPrint 4000 family of high speed laser printers.

     We are a Wind River, WindLink partner. Wind River is a worldwide leader in embedded software. Wind River is promoting our soft print server on its web site, in its third party catalog and with its marketing literature. We have participated in Wind River international sales meetings and expect to participate in additional joint marketing activities with Wind River in the future.

     Our strategic alliance with ADP was formed to offer a printer and software solution for onsite, client-based payroll check printing to ADP's 425,000 clients worldwide. ADP is one of the largest independent computing service organizations in the world. ADP's payroll software is fully compatible with our MICR printers. We offer ADP-approved MICR laser printers, toll-free technical support, accessories, imaging supplies, product warranties and maintenance agreements.

     We are an OEM supplier to Standard Register. Standard Register is a recognized leader in delivering document management systems, products and services to healthcare, financial and general business markets. We private label MICR and multi-purpose printers for Standard Register to be used in conjunction with their various document management solutions including LINKUP-TradeMark-, a check printing software system, and PATIENT LINKUP-TradeMark-, a hospital admissions and document routing system.

COMPETITION

     The market for our products is highly competitive and subject to rapid technological change. We compete principally on the basis of the quality, flexibility, convenience and security of our financial payment solutions. Overall, we believe that we are well positioned in our industry and compete favorably as a result of:

     - our highly trained team of software, firmware, electrical, mechanical and chemical engineers and programmers;

     -    our commitment to understanding the changing needs of our marketplace;

     -    our ability to develop new solutions to meet those needs;

     -    the breadth of our products' features;

     -    our reputation for knowledge, technical expertise and professionalism;

     -    the strength and scope of our strategic relationships;

     -    capable and reliable technical support; and

     -    a historical and on-going commitment to quality.

     E-COMMERCE PAYMENT SOLUTIONS. After reviewing many direct and indirect competitors as well as substitute offerings, we believe that eCheck Secure-TradeMark- fills a unique niche in the e-commerce payments marketplace. Various electronic payment companies do exist, but none to our knowledge currently offer a software/printed check solution with the same unique benefits. Our current competitors for e-commerce financial payment solutions include major credit card companies and financial institutions and other providers of direct debit, wire transfer or ACH services.

     NETWORKED COMPUTER PAYMENT SOLUTIONS. Our primary competitors in networked computer payment solutions are ACOM Computer, Inc., Delphax Systems, IBM, Lexmark International, Inc., Oce, Source Technologies and Xerox. We also compete with companies who provide a MICR font and toner solution without a printer. We believe that our current relationship with Hewlett-Packard gives us a competitive advantage in the MICR printing market primarily because of Hewlett-Packard's reputation as the leading provider of laser printers to companies throughout the world.

     IMAGING SUPPLIES. We compete in the toner and ribbon market primarily on the basis of quality and service. Color Image is our most significant competitor with respect to toner products. Our significant competitors with respect to ribbons are Nu-Kote International, Commander Imaging Products Inc. and Fuji Copian Corporation. We position ourselves with a pricing strategy that reflects our quality, reliability, precision of formulation and available customer support. Many small companies also offer remanufactured MICR cartridges that are typically lower priced but less reliable than new MICR cartridges such as those offered by us.

     We also have several indirect competitors that offer certain products as an alternative to our financial payment solutions, such as pre-printed checks, check printing services and electronic payment systems, outsourcing for payroll, on-line banking and payment systems for their clients. These companies tend to provide an alternative to internal printing of checks and other financial documents.

     NETWORK AND INTERNET CONNECTIVITY SOLUTIONS. The market for network and Internet printing is still emerging. There are some competitors like Hewlett-Packard, i-data, Axis, and Peerless that support the IPP protocol, but none to our knowledge are focusing on supporting multiple Internet protocols simultaneously. The market for our network products is highly competitive and subject to rapid technological change. We currently compete principally on the basis of the extensive multiprotocol capabilities, functionality and high performance of our products. In the print server market, Intel, Osicom/DPI, Axis Communications, Emulex and Lantronix offer competing products that are suitable for multiprotocol enterprise network printing applications. There are many other commodity print servers, including very low-cost Taiwanese products, but such commodity print servers are not usually suitable for enterprise networks due to inadequate protocol support and features, limited customer support and low performance. Although Hewlett-Packard makes print servers, we do not generally consider them a direct competitor. This is because we are a Hewlett-Packard partner who provides the DEC and Banyan VINES connectivity solutions that are not available on Hewlett-Packard products. As a result, Hewlett-Packard often calls upon us to help them close printer sales at customer sites that require DEC or Banyan VINES connectivity.

     To our knowledge, the only direct competitors for our new soft print server are Peerless and NETsilicon. Other competition for soft print servers are individual protocol stacks available from a number of companies and in the public domain, but such protocol stacks require a significant amount of additional software development by the OEM in order to provide similar functionality to our soft print server.

     Although the prices of our MICR printers and imaging supplies are generally higher than those of our competitors, we have been able to maintain these prices as a result of advanced technological features (including security), higher levels of quality and value-added services.

     Both the multi-protocol Internet document distribution market and the e-commerce checking account payments market are just emerging. Because of the projected growth of this market, we will most likely experience increased competition in the future.

INTELLECTUAL PROPERTY

     We have certain proprietary printing system components, manufacturing processes, information, knowledge, trademarks and tradenames. We rely on a combination of patent, trademark, trade secret and other intellectual property laws, nondisclosure agreements with employees and internal confidentiality measures to protect our intellectual property rights and confidential information. We seek patents from time to time on our products and processes. The decision to seek additional patents is based on our analysis of various business considerations such as the cost of obtaining a patent, the likely scope of patent protection and the benefits of patent protection relative to relying on trade secrets and other protection. We also rely on know-how and continuing technological innovations to develop and maintain our competitive position.

     As of February 18, 2000, we held nine United States patents. Our existing patents primarily cover components of our impact printing systems. We have also filed applications for one additional United States patent and six foreign patents which are currently pending. There can be no assurance that our issued patents will provide meaningful protection of our products and technologies. In addition, patent applications can be denied or significantly reduced before issuance. Moreover, there can be no assurance that third parties will not assert intellectual property infringement claims against us or that, if asserted, that we would prevail or be able to obtain any necessary licenses.

     We believe that our proprietary manufacturing processes and techniques, materials expertise and trade secrets may provide us with a competitive advantage as important, if not more important, than patent protection. We seek to maintain the confidentiality of this proprietary information by requiring employees who have access to proprietary information to sign confidentiality agreements and by limiting its disclosure to outside parties. There can be no assurance, however, that these measures will provide us with adequate protection of our proprietary information or with adequate remedies in the event of unauthorized use or disclosure. In addition, there can be no assurance that our competitors will not independently develop or otherwise gain access to processes, techniques or trade secrets that are similar or superior to ours. Finally, as with patent rights, legal action to enforce trade secret rights can be lengthy and costly, with no guarantee of success.

ENVIRONMENTAL AND REGULATORY MATTERS

     Our MICR printer and imaging supplies manufacturing operations are subject to numerous domestic and international laws and regulations, particularly relating to environmental matters that impose limitations on the discharge of pollutants into the air, water and soil and establish standards for the treatment, storage and disposal of solid and hazardous wastes. We are also required to have permits from a number of governmental agencies in order to conduct various aspects of our business. Compliance with these laws and regulations is not expected to have a material adverse effect on our capital expenditures, earnings or our competitive position. There can be no assurance, however, that future changes in environmental laws or regulations, or in the criteria required to obtain or maintain necessary permits, will not have a material adverse effect on our operations.

EMPLOYEES

     As of February 18, 2000, we employed approximately 210 persons. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider relations with our employees to be good.

ITEM 1A.  IMPORTANT FACTORS

     There are several important factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any of our forward-looking statements. These factors, and their impact on the success of our operations and our ability to achieve our goals, include those set forth below.

WE HAVE RECENTLY EXPANDED OUR BUSINESS TO OFFER E-COMMERCE PAYMENT SOLUTIONS AND FACE CERTAIN RISKS RELATED TO THESE SOLUTIONS, INCLUDING FAILURE TO GAIN MARKET ACCEPTANCE

     Until recently, we focused mainly on developing and selling financial payment solutions that enabled businesses to distribute and print financial documents. We have since expanded our business and strategy to offer e-commerce payment solutions that enable e-commerce merchants and online brokerages to accept payments from their customers' checking accounts as an alternative to credit cards. Because this is a recent focus for us, we do not have extensive experience in this area, and we cannot assure that we will be successful in marketing these types of payment solutions. In addition, our new focus on e-commerce payment solutions could cause our historical networked payment solutions business to suffer. Our e-commerce payment solutions compete with well-established payment methods such as credit cards and we cannot assure you that our current solutions or those under development will be accepted by the marketplace. If we are not successful in marketing e-commerce payment solutions or if our historical business declines as a result of our efforts in this area, our business will be materially and adversely affected.

     In connection with our e-commerce payment solutions, it is also possible that we could be held responsible for claims that payments presented using our products are not authorized by the holder of the account on which they are drawn. If we were found responsible for unauthorized payments we could be liable for the amount of the unauthorized payment as well as other indirect or consequential damages, such as overdraft charges or damage to the account holders' credit rating. Any findings of such liability could also significantly impact our marketing of these products and could cause our business to suffer.

WE FACE RISKS ASSOCIATED WITH OUR STRATEGY OF GROWING THROUGH ACQUISITIONS

     We intend to acquire technologies, product lines and businesses that will complement our business and enable us to achieve our objective of becoming the leading worldwide provider of e-commerce solutions. Acquisitions involve risks, including that:

     - we may not be able to identify and assimilate products, technologies or businesses into our ongoing business,

     - an acquired company may take a disproportionate amount of management time and energy, causing our existing business to suffer,

     - we may find it difficult to retain key employees of the acquired businesses,

     - an acquisition may dilute our stockholders' equity if additional equity securities are issued, and

     - we may be required to amortize acquisition expenses and acquired assets over a relatively short period, causing our earnings to be below analysts' expectations.

WE FACE SIGNIFICANT COMPETITION WHICH MAY IMPACT OUR REVENUES, GROSS MARGINS AND MARKET SHARE

     Our e-commerce payment solutions compete directly with well established payment methods such as credit cards. Credit card companies, financial institutions and others offering direct debit, wire transfer and ACH services generally have greater current market share and resources than we have. There can be no assurance that we will be able to compete successfully against these other payment methods and their providers, and our failure to do so will adversely affect our business and prospects.

     In addition, we face significant competition in developing and selling networked payment solutions. Many of our competitors in this market also have substantially greater financial, development, marketing and personnel resources than we have. We cannot assure you that we will be able to compete successfully against our current or future competitors. Increased competition may result in price reductions, lower gross margins and loss of market share. Any of these results could reduce our earnings.

OUR BUSINESS DEPENDS ON THE CONTINUED DEMAND FOR PRINTED DOCUMENTS, INCLUDING FINANCIAL DOCUMENTS

     Because we provide solutions that allow enterprises to distribute and print information, our business depends on the continued demand for printed documents. Demand for these solutions could decline if businesses and organizations move toward "paperless" environments and reduce their dependence on printed documents. In addition, our financial payment solutions are dependent on the demand for printed financial documents. Demand for printed financial documents may be reduced as a result of competition from alternate financial document delivery or payment methods, such as electronic banking, electronic commerce, on-line services and other electronic media. We cannot assure you that changes in the business environment or competition from alternate financial document delivery or payment methods will not significantly erode the demand for our products and cause our business to suffer.

TECHNOLOGY IN OUR INDUSTRY EVOLVES RAPIDLY, AND WE MUST CONTINUE TO ENHANCE EXISTING PRODUCTS AND DEVELOP NEW PRODUCTS OR OUR BUSINESS WILL SUFFER

     Rapid technological advances, obsolescence and large fluctuations in demand characterize the market for our current products. Our existing and development-stage products may easily become obsolete if our competitors introduce newer or better technologies. To be successful, we must continually enhance our existing products and develop and introduce new products. If we fail to adequately anticipate or respond to technological developments or customer requirements, or if we are significantly delayed in developing and introducing products, our business will suffer.

A LARGE CUSTOMER ACCOUNTS FOR A MATERIAL PORTION OF OUR SALES AND OUR EARNINGS WILL SUFFER IF WE LOSE THIS CUSTOMER

     For the year ended November 30, 1999, Cannon IV, Inc., one of our imaging supplies resellers, accounted for 11.4% of our net sales. This reseller also accounted for 17.1% of our net sales for the fiscal year ended November 30, 1998, and 16.6% of our net sales for the fiscal year ended November 30, 1997. We believe that a significant portion of this reseller's sales are to a single customer. We also sell products directly to the reseller's customer. Direct sales to Cannon IV's significant customer were 2.6% of our net sales for the year ended November 30, 1999, 6.8% of net sales for the fiscal year ended November 30, 1998, and 5.7% of net sales for the fiscal year ended November 30, 1997. We cannot assure you that this reseller will continue to buy products from us, or that we or this reseller will continue to be able to sell our products to its significant customer. There would be a material adverse effect on our business if sales to this reseller or direct or indirect sales to its significant customer decline or cease for any reason.

WE MAINTAIN STRATEGIC SUPPLY, OEM AND MARKETING ARRANGEMENTS, AND TERMINATION OF THESE RELATIONSHIPS COULD ADVERSELY AFFECT OUR REVENUES AND EARNINGS

     We maintain and depend on strategic relationships with a number of companies, including ADP, Equifax, Hewlett-Packard, IBM, Standard Register and Wind River. These relationships include supply, OEM, marketing and service arrangements which are important to our business. Certain of these relationships are not covered by written agreements and could be terminated at any time. If our relationship with any of these companies were to end, our revenues and earnings could fall. We cannot assure you that we will be able to maintain our strategic relationships with these companies.

WE SELL A SIGNIFICANT PORTION OF OUR PRODUCTS INTERNATIONALLY, WHICH EXPOSES US TO CURRENCY FLUCTUATIONS AND OTHER RISKS

     We sell a significant amount of our products to customers outside the United States. International sales accounted for 13.3% of our net sales in the year ended November 30, 1999. International sales represented 16.2% of sales in the year ended November 30, 1998 and 13.7% of sales in the year ended November 30, 1997. We expect that shipments to international customers will continue to account for a material portion of our net sales. Sales outside the United States involve the following risks, among others:

     -    foreign governments may impose tariffs, quotas and taxes,

     -    political and economic instability may reduce demand for our products,

     - restrictions on the export or import of technology may reduce or eliminate our ability to sell in certain markets, and

     - potentially limited intellectual property protection may cause us to refrain from selling in certain markets.

     Because we denominate our international sales in U.S. dollars, currency fluctuations could also cause our products to become less affordable or less price competitive than those of foreign manufacturers. We cannot assure you that these factors will not have a material adverse effect on our international sales. Any adverse impact on our international sales would affect our results of operations and would cause our business to suffer.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE AS A RESULT OF MANY FACTORS

     Our quarterly operating results fluctuate due to various factors. Some of the factors that influence our quarterly operating results include:

     -    the mix of products and services sold in the quarter,

     -    life cycle stages of the products sold in the quarter,

     -    the availability and cost of components and materials,

     -    costs and benefits of new product and service introductions, and

     -    customer order and shipment timing.

     Because of these factors, our quarterly operating results are difficult to predict and are likely to vary in the future. If our earnings are below financial analysts' expectations in any quarter, our stock price is likely to drop.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS OR TO PROTECT OURSELVES AGAINST INFRINGEMENT CLAIMS OF OTHERS

     We cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights. Any such infringement or misappropriation could have a material adverse effect on our future financial results. We also cannot be certain that we have not infringed the proprietary rights of others. Any such infringement could cause third parties to bring claims against us, resulting in significant costs, possible damages and substantial uncertainty.

WE DEPEND ON OUR EXECUTIVE OFFICERS FOR OUR SUCCESS

     We are significantly dependent upon Patrick J. Dirk, our Chairman and Chief Executive Officer, and our other executive officers. There could be a material adverse effect on our business if we lose the services of Mr. Dirk or any other executive officer. We do not have employment or noncompete agreements with any of our executive officers, other than with Robert S. Messina, our President and Chief Operating Officer.

COMPLIANCE WITH GOVERNMENT REGULATIONS MAY CAUSE US TO INCUR UNFORESEEN EXPENSES

     Our MICR printer and imaging supplies manufacturing operations are subject to a number of federal, state and local laws and regulations. These regulations include laws and regulations promulgated by the Environmental Protection Agency and similar state agencies regarding storing, shipping, disposing, discharging and manufacturing hazardous materials and hazardous and non-hazardous waste. Although we believe that our operations materially comply with all current laws and regulations, we cannot assure you that these regulations will not change. We also cannot assure that unforeseen environmental incidents will not occur, or that past contamination or non-compliance with environmental laws will not be discovered on our current or former properties. Any of these events could result in significant expense or require changes in our operations, which could materially and adversely affect our business.

OUR FORMER STATUS AS AN S CORPORATION COULD EXPOSE US TO LIABILITY

     From December 1989 to October 30, 1998, Troy and Troy Systems elected S corporation status under the Internal Revenue Code. Although we believe that Troy and Troy Systems met the S corporation requirements under the Code during this period, the IRS has not challenged or made a determination as to our status. If the IRS determines that Troy or Troy Systems did not meet the Code requirements for S corporations, we could be liable for unpaid federal and state income taxes for all or a part of the time that we elected S corporation status, plus interest and possible penalties.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY YEAR 2000 COMPLIANCE ISSUES

     The "Year 2000" problem refers to the potential for computational errors or system malfunctions by computer hardware or software that fail to properly recognize dates beginning with January 1, 2000, or which fail to recognize the year 2000 as a leap year. In anticipation of this problem, we instituted and followed a Year 2000 readiness program intended to identify, evaluate and address our Year 2000 exposure. We had not experienced any material Year 2000 problems with our products or internal systems, and were not aware of any such problems experienced by our customers, vendors and other service providers at the time that this report was prepared. It is possible, however, that latent Year 2000 problems that remained undiscovered (or, in the case of Year 2000 problems with business partners, undisclosed) at the time of this report or future problems caused by the failure of computer hardware or software to recognize the year 2000 as a leap year could cause us to suffer interruptions or delays in our business activity or require us to take corrective action. Even though we believe that it is unlikely at the time of this report, there can be no assurance that any such issues will not result in material cost to us or have a material, adverse impact on our business, financial condition or results of operations.

ITEM 2.    PROPERTIES

     We currently lease approximately 37,000 square feet of space for our headquarters in Santa Ana, California. Our other facilities are located in Irvine, California where we lease approximately 14,000 square feet used by Troy XCD, in Coquitlam, British Columbia where we lease approximately 4,000 square feet used by Troy Telgate and in Wheeling, West Virginia where we lease approximately 77,000 square feet for a manufacturing facility. We consider our present facilities to be sufficient for our current operations.

ITEM 3.    LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which we or any of our subsidiaries is a party, or regarding any of our property or any of our subsidiaries' property.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted for a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

     Our executive officers as of February 18, 2000, are as follows:

                 NAME             AGE                      TITLE

Patrick J. Dirk .................  60     Chairman of the Board, Director and
                                          Chief Executive Officer of Troy,
                                          Chairman of the Board and Chief
                                          Executive Officer of Troy Systems
                                          International, Chairman of the
                                          Board, Chief Executive Officer and
                                          sole Director of Troy XCD and
                                          Director of Troy Telgate Systems, Inc.

Robert S. Messina ...............  50     President, Chief Operating Officer and
                                          Director of Troy

Brian P. Dirk ...................  35     Vice President and Director of Troy

Del L. Conrad ...................  53     Chief Financial Officer, Treasurer and
                                           Secretary of Troy, Chief Financial
                                          Officer and Secretary of Troy Systems
                                          International and Vice President,
                                          Chief Financial Officer and Secretary
                                          of Troy XCD

     PATRICK J. DIRK has been Chairman of the Board, Chief Executive Officer and a Director since he co-founded Troy with his wife in May 1982. From May 1982 until August 1999, Mr. Dirk served as President of Troy. Mr. Dirk is also the founder, Chairman of the Board and Chief Executive Officer of Troy Systems International, the Chairman of the Board, Chief Executive Officer and sole director of Troy XCD and a director of Troy Telgate Systems, Inc. Since March 1984, Mr. Dirk has served as a director of Eltrax Systems, Inc. a managed network services company that provides communication products and services for enterprise wide networks. Mr. Dirk co-founded Eltrax in March 1984 and served as its Chairman of the Board from February 1995 until August 1995. From 1973 until 1982, Mr. Dirk was employed in various capacities by Kroy Inc., a manufacturer of automated lettering machines and related products, serving as President and a director from 1980 to 1982. Mr. Dirk also serves as a member of the boards of directors and advisory boards of several private companies, none of which compete with Troy. Mr. Dirk devotes substantially all of his efforts to Troy and its subsidiaries. Mr. Dirk is the father of Brian P. Dirk.

     ROBERT S. MESSINA has been President, Chief Operating Officer and a Director of Troy since August 1999. Mr. Messina previously served as Executive Vice President of Troy from April 1998 to August 1999 and the President and Chief Operating Officer of Troy Systems International from December 1996 to August 1999. From December 1995 through December 1996, Mr. Messina served as the Executive Vice President and General Manager of Troy Systems International and from July 1994 through December 1995 he served as its Vice President Sales and Marketing. From January 1992 through March 1994, he was the General Manager of Omninote, a division of Telautograph Corp., a network communications company.

     BRIAN P. DIRK has been our Vice President since May 1996. He was a member of our Board of Directors from that date until October 30, 1998. He again became a director in July 1999. Mr. Dirk's primary responsibility is Vice President of Business Development. His duties include managing our acquisition strategies and staff. Prior to this, he served as Vice President of International and Federal Government Sales. Since joining us in 1989, Mr. Dirk has held various training and management positions, including Director of Business Development, International Sales Manager, Special Projects Manager, Telesales Representative and Purchasing Agent. Mr. Dirk is the son of Patrick J. Dirk.

     DEL L. CONRAD has been our Chief Financial Officer, Treasurer and Secretary since April 1998 and also serves as the Chief Financial Officer and Secretary of Troy Systems International and Vice President, Chief Financial Officer and Secretary of Troy XCD. Mr. Conrad served as the Vice President of Finance and Administration of Troy Systems International from March 1995 to April 1998. From August 1991 to March 1995, he served as a consultant on mergers and acquisitions, bank financing and operations. From June 1981 to July 1991, Mr. Conrad was a partner with McGladrey & Pullen, LLP, a public accounting firm.

                                     PART II

                              --------------------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     COMMON STOCK INFORMATION.

     Our common stock is currently traded on the Nasdaq National Market under the symbol "TROY." The following table sets forth, for each of the fiscal periods indicated since our July 27, 1999 initial public offering, the range of high and low closing sale prices per share as reported by the Nasdaq National Market. These prices do not include adjustments for retail mark-ups, mark-downs or commissions.


                         FISCAL 1999                         HIGH          LOW
                         -----------                         ----          ---
     Third Quarter (July 27 to August 31).............      $7.6250      $6.0625
     Fourth Quarter...................................     $17.3125      $6.7500


     We have not declared or paid any cash dividends (other than S corporation distributions) on our common stock since our inception, and the Board of Directors presently intends to retain all earnings for use in our business for the foreseeable future. In addition, our ability to declare and pay dividends is restricted by the terms of certain of our debt agreements. See Note 9 to our financial statements on pages F-14 to F-18 of this report.

     As of February 18, 2000, there were 102 record holders of our common stock.

     USE OF PROCEEDS.

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

     The aggregate offering price of the shares offered was $17,500,000. All of the offered shares were sold and the net proceeds to Troy from the offering were $14,943,000, after deducting the underwriting discount of $1,575,000 and the estimated offering expenses of approximately $982,000, of which approximately $54,000 was incurred from the effective date through November 30, 1999. All of the expenses incurred in connection with the initial public offering were paid to unrelated parties or entities.

     From July 27, 1999 to November 30, 1999, we have spent the net proceeds from the offering as follows:

          Repayment of long-term debt                  $2,965,000
          Repayment of line of credit                   1,354,000
                                                       ----------
                                                       $4,319,000
                                                       ==========

     All payments of the net proceeds were paid to unrelated parties or entities.

ITEM 6. SELECTED FINANCIAL DATA.

                     SUMMARY STATEMENTS OF OPERATIONS DATA:
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

FOR THE YEAR ENDED NOVEMBER 30:

                                     1999      1998      1997      1996      1995
                                     ----      ----      ----      ----      ----
Net sales ......................   $58,559   $35,758   $33,434   $28,161   $21,477

Gross profit ...................    22,531    14,262    13,837    10,753     7,917

Net income .....................     5,827     4,434     4,397     3,067       313

Pro forma net income ...........      --       2,371     2,659     1,870       140

Pro forma diluted net income per
share ..........................   $  0.64   $  0.31   $  0.34   $  0.25   $  0.02

Weighted average diluted shares
outstanding ....................     9,116     7,745     7,759     7,500     7,500

                           SUMMARY BALANCE SHEET DATA:
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

AT NOVEMBER 30:           1999         1998        1997        1996        1995
--------------            ----         ----        ----        ----        ----
Working capital .......  $25,011     $ 5,806     $ 5,173     $ 3,910     $ 1,426
Total assets ..........   37,058      18,918      11,749      11,324       9,597
Long-term debt ........      395       3,333       2,034       2,209       3,057
Stockholders' equity ..   29,795       8,265       5,948       4,102       1,153

     The above information includes our initial public offering on July 21, 1999 and our acquisitions of Troy XCD in October 1998 and Troy Telgate Systems in May 1999. See Note 2 to our financial statements on pages F-10 and F-11 of this report. In addition, please see Note 1 to our financial statements on pages F-6 to F-9 of this report for information regarding pro forma net income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included in this report.

BACKGROUND

     We are a leading worldwide provider of financial payment solutions. Our software, firmware and hardware solutions enable businesses to electronically transmit and output financial payment information across computer networks and the Internet.

     Our products consist of financial payment solutions and connectivity products that serve a wide variety of industries including e-commerce retailers, online brokerages, telecommunications, financial services, insurance, computer hardware, automotive, personnel and others.

     Our financial payment solutions consist of e-commerce payment solutions and networked computer payment solutions. Our e-commerce payment solutions enable Internet merchants to accept payments from their customers' checking accounts as an alternative to credit cards. Our networked computer payment solutions include software, firmware, hardware and imaging supplies that enable standard laser printers to print MICR lines, graphics, barcodes and forms and to perform additional functions such as auditing, status checking and security.

     Our connectivity products enhance the connectivity of devices that transmit information over computer networks and the Internet.

OVERVIEW

     Net sales are generated from the sale of our connectivity and financial payment solutions and services. We recognize revenue from the sale of our products when the goods are shipped to the customer and we recognize service revenue over the period of the contract on a straight-line basis. In the fiscal years ended November 30, 1999 and 1998, a reseller of our imaging supplies, Cannon IV Inc., accounted for 11.4% and 17.1%, respectively, of our net sales, of which we believe a significant portion was sold to a single customer. In addition, a reseller of our laser printers and connectivity products, Comark, Inc. also sold products to this same customer which accounted for 19.9% and 0.0%, respectively, of our net sales for the fiscal years ended November 30, 1999 and 1998. We also sell our products directly to this significant customer. Direct sales to these resellers' significant customer were 2.6% and 6.8% of our net sales for the fiscal years ended November 30, 1999 and 1998. We do not have a written or oral contract with Cannon IV, Comark, Inc. or their significant customer. All sales are made through purchase orders.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of net sales

                                                                Fiscal Year Ended
                                                                  November 30,
                                                         -----------------------------
                                                          1999        1998       1997
                                                          ----        ----       ----
     Net sales .....................................     100.0%      100.0%      100%
     Cost of goods sold ............................      61.5        60.1        58.6
     Gross Profit ..................................      38.5        39.9        41.4
     Selling, general and administrative expenses...      16.8        17.9        19.8
     Research and development expenses .............       6.2         7.1         7.5
     Purchased in process research and development..        --         2.4          --
     Operating income ..............................      15.5        12.5        14.1
     Interest income ...............................       0.4          --          --
     Interest expense ..............................      (0.4)       (0.3)       (0.8)
     Income before income taxes (credit) ...........      15.5        12.2        13.3
     Provision for income taxes (credit) ...........       5.5        (0.2)        0.1
     Net income ....................................      10.0        12.4        13.2
     Pro forma provision for income taxes ..........        --          5.6         5.3
     Pro forma net income ..........................        --         6.6         8.0

FISCAL YEAR ENDED NOVEMBER 30, 1999 COMPARED TO FISCAL YEAR ENDED NOVEMBER 30, 1998

     NET SALES. Our net sales were $58.6 million for the fiscal year ended November 30, 1999, with $50.4 million attributable to financial payment solutions products and $8.2 million attributable to connectivity products and software. This represented an increase in net sales of $22.8 million or 63.8% from $35.8 million in the fiscal year ended November 30, 1998. This increase was due primarily to an increase of $8.2 million in sales of connectivity products as a result of the Troy XCD and Troy Telgate acquisitions, an increase of $4.6 million in sales of our proprietary imaging supplies and services and an increase of $11.5 million in sales of our laser printers. This increase was offset by a $1.2 million decrease in sales of our impact printers. We believe that impact printer sales will decline in future periods because of continuing increases in print quality and speed and continuing reductions in prices of non-impact printers. Net sales were not significantly affected by price changes.

     COST OF GOODS SOLD. Cost of goods sold increased by $14.5 million or 67.6% to $36.0 million in the fiscal year ended November 30, 1999 from $21.5 million in the fiscal year ended November 30, 1998. This increase was primarily due to increased net sales. Cost of goods sold as a percentage of net sales increased to 61.5% in the fiscal year ended November 30, 1999 from 60.1% in the fiscal year ended November 30, 1998. This increase was primarily due to the sale of a significant amount of laser printers to Comark at a reduced profit margin.

     GROSS PROFIT. As a result of the above factors, gross profit increased by $8.3 million or 58.0% to $22.5 million in the fiscal year ended November 30, 1999 from $14.3 million in the fiscal year ended November 30, 1998. Gross profit as a percentage of net sales decreased to 38.5% in the fiscal year ended November 30, 1999 from 39.9% in the fiscal year ended November 30, 1998. This decrease was also primarily due to the sale of a significant amount of laser printers to Comark at a reduced profit margin.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $3.4 million or 53.9% to $9.8 million in the fiscal year ended November 30, 1999 from $6.4 million in the fiscal year ended November 30, 1998. This increase was due primarily to the additional operating expenses of $1.7 million as a result of the acquisitions of Troy XCD and Troy Telgate, an increase of $1.7 million due to increases in personnel, amortization of intangible assets due to the acquisitions, promotions, and other expenses. Selling, general and administrative expenses as a percentage of net sales decreased to 16.8% in the fiscal year ended November 30, 1999 from 17.9% in the fiscal year ended November 30, 1998.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $1.1 million or 43.2% to $3.6 million in the fiscal year ended November 30, 1999 from $2.5 million in the fiscal year ended November 30, 1998. Of this increase, $1.0 million was due to the additional research and development expenses as a result of the acquisitions of Troy XCD and Troy Telgate. Research and development expenses as a percentage of net sales decreased to 6.2% in the fiscal year ended November 30, 1999 from 7.1% in the fiscal year ended November 30, 1998.

     OPERATING INCOME. As a result of the above factors, operating income increased by $4.6 million or 102.6% to $9.0 million in the fiscal year ended November 30, 1999 from $4.5 million in the fiscal year ended November 30, 1998. Operating income as a percentage of net sales increased to 15.4% in the fiscal year ended November 30, 1999 from 12.5% in the fiscal year ended November 30, 1998.

     INTEREST INCOME. Interest income was $231,000 for the fiscal year ended November 30, 1999. This income was due to our investment of proceeds from our initial public offering. We did not have interest income in the fiscal year ended November 30, 1998.

     INTEREST EXPENSE. Interest expense increased by $133,000 to $234,000 in the fiscal year ended November 30, 1999 from $101,000 in the fiscal year ended November 30, 1998. This increase was due to increased borrowings under our line of credit and term debt prior to the completion of our initial public offering.

     INCOME TAXES. Income taxes increased to $3.2 million in the fiscal year ended November 30, 1999 from a credit of $70,000 in the fiscal year ended November 30, 1998. This increase resulted when Troy and Troy Systems terminated their S corporation tax elections as of October 30, 1998 and were thereafter taxed as C corporations. After giving effect to the pro forma adjustments, income taxes as a percentage of pretax income decreased to 35.6% in the fiscal year ended November 30, 1999 from 45.7% in the fiscal year ended November 30, 1998.

FISCAL YEAR ENDED NOVEMBER 30, 1998 COMPARED TO FISCAL YEAR ENDED NOVEMBER 30, 1997

     NET SALES. Net sales were $35.8 million for the fiscal year ended November 30, 1998. Net sales of financial payment solutions products were $35.4 million. Net sales of connectivity products for the period were $352,000 as of the result of the October 30, 1998 acquisition of Troy XCD. Net sales increased by $2.3 million or 7.0% from $33.4 million in the fiscal year ended November 30, 1997. This increase was due primarily to a $2.5 million increase in sales of our laser printers, a $1.9 million increase in sales of our proprietary imaging supplies, and to a lesser extent to an $800,000 increase in sales of our services and print server software, firmware and hardware. These increases were partially offset by a $2.8 million decrease in sales of our impact printers. Net sales were not significantly effected by price changes.

     COST OF GOODS SOLD. Cost of goods sold increased by $1.9 million or 9.7% to $21.5 million in the fiscal year ended November 30, 1998 from $19.6 million in the fiscal year ended November 30, 1997.

This increase was primarily due to increased net sales. Cost of goods sold as a percentage of net sales increased to 60.1% in fiscal 1998 from 58.6% in fiscal 1997.

     GROSS PROFIT. As a result of the above factors, gross profit increased by $425,000 or 3.1% to $14.3 million in the fiscal year ended November 30, 1998 from $13.8 million in the fiscal year ended November 30, 1997. This increase was primarily due to increased net sales partially offset by the effect of the decline in sales of our impact printers which yielded a higher gross margin. Gross profit as a percentage of net sales decreased to 39.9% in fiscal 1998 from 41.4% in fiscal 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $228,000 or 3.4% to $6.4 million in the fiscal year ended November 30, 1998 from $6.6 million in the fiscal year ended November 30, 1997. Selling, general and administrative expenses as a percentage of net sales decreased to 17.9% in fiscal 1998 from 19.8% in fiscal 1997. This decrease was due primarily to renovation costs incurred during 1997.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $25,000 or 1.0% to $2.5 million in the fiscal year ended November 30, 1998 from $2.5 million in the fiscal year ended November 30, 1997. Research and development expenses as a percentage of net sales decreased to 7.1% in fiscal 1998 from 7.5% in fiscal 1997.

     PURCHASED IN PROCESS RESEARCH AND DEVELOPMENT. During the fourth quarter of 1998, we incurred a one time charge associated with the acquisition of Troy XCD of $857,000. This charge was to expense purchased in process research and development that had not reached technological feasibility and had no alternative future uses.

     OPERATING INCOME. As a result of the above factors, operating income decreased by $229,000 or 4.9% to $4.5 million in the fiscal year ended November 30, 1998 from $4.7 million in the fiscal year ended November 30, 1997. Operating income as a percentage of net sales decreased to 12.5% in fiscal 1998 from 14.1% in fiscal 1997, primarily as a result of the in process research and development charge.

     INTEREST EXPENSE. Interest expenses decreased by $161,000 to $101,000 in the fiscal year ended November 30, 1998 from $262,000 in the fiscal year ended November 30, 1997. This decrease was due to reduced borrowings under our line of credit, retirement of debt, and lower negotiated interest rates.

     INCOME TAXES. Income taxes decreased by $105,000 to a credit of $(70,000) in the fiscal year ended November 30, 1998 from $35,000 in the fiscal year ended November 30, 1997. When Troy and Troy Systems terminated their S corporation elections on October 30, 1998, we recorded a net deferred tax asset of $103,000. This was done by recording a credit to income tax expense for temporary differences between the reported amounts of assets and liabilities and their tax bases. We expect that our effective combined federal and state tax rate will be approximately 40% of pretax income in future periods.

BACKLOG

     We sell our products on a purchase order basis rather than through long-term contracts. Because we typically ship product within 30 days of order and customers may cancel or reschedule deliveries, we do not consider backlog to be a reliable indicator of future financial results.

YEAR 2000 MATTERS

     The "Year 2000" problem refers to the potential for computational errors or system malfunctions by computer hardware or software that fail to properly recognize dates beginning with January 1, 2000, or which fail to recognize the year 2000 as a leap year. In anticipation of this problem, we instituted and followed a Year 2000 readiness program intended to identify, evaluate and address our Year 2000 exposure.

     At the time that this report was prepared, we had not experienced any material Year 2000 problems with our products or internal systems, and were not aware of any such problems experienced by our customers, vendors and other service providers. As a result, no material adverse impact of the Year 2000 problem on our business and operations was expected at the time of this report, based upon the information then available to us. However, this forward-looking statement will be impacted by the extent to which latent Year 2000 problems remained undiscovered, or, in the case of Year 2000 problems with business partners, undisclosed as of such date, and the extent of any future problems caused by the failure of computer hardware or software to recognize the year 2000 as a leap year. Although we believe that it is unlikely at the time of this report, there can be no assurance that any such issues will not result in material cost to us or have a material, adverse impact on our business, financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering in July, 1999, our primary source of liquidity has been through cash generated from operations and borrowings under our revolving credit facility and term loans.

     Cash flows provided by operating activities were $1,972,000 in the fiscal year ended November 30, 1999 compared to $4,603,000 in the fiscal year ended November 30, 1998. The cash flows provided by operating activities in the fiscal year ended November 30, 1999 were comparatively less than in the fiscal year ended November 30, 1998 due primarily to increases in accounts receivable and inventories and a decrease in accrued expenses. The receivable increase resulted primarily from higher sales in 1999. The increase in inventories resulted primarily from increased levels to meet anticipated sales. The decrease in accrued expenses is primarily the result of payment of an assumed compensation liability to the employees of Troy XCD.

     Cash flows used in investing activities were $8,707,000 in the fiscal year ended November 30, 1999 compared to $3,357,000 in the fiscal year ended November 30, 1998. Included in cash flows used in investing activities in the fiscal year ended November 30, 1999 was $7,499,000 in purchases of available-for-sale securities following our initial public offering in July, 1999.

     Cash flows provided by financing activities were $11,210,000 in the fiscal year ended November 30, 1999 compared to cash flows used in financing activities of $1,038,000 in the fiscal year ended November 30, 1998, primarily as a result of our initial public offering which closed on July 27, 1999. In the fiscal year ended November 30, 1998, S corporation distributions totaled approximately $3,396,000 and net additional borrowings totaled approximately $2,489,000.

     We currently have a $5,000,000 general line of credit and a $10,000,000 acquisition line of credit with a bank. As of November 30, 1999, there were no borrowings outstanding against either line of credit. Both lines of credit are secured by substantially all of our assets. We are subject to certain financial covenants in connection with these borrowing arrangements.

     Borrowings under the general line of credit bear interest at the lesser of the bank's reference rate (8.5% at November 30, 1999) less 0.25% or the bank's LIBOR rate (6.5% at November 30, 1999) plus 2% and are limited to 80% of eligible accounts receivable and 50% of eligible inventories if total liabilities to tangible effective net worth is greater than two to one. In connection with the general line-of-credit agreement, we have a $650,000 standby letter of credit sublimit agreement of which approximately $140,000 was outstanding at November 30, 1999. As of November 30, 1999, approximately $4,860,000 was available under the general line of credit. The general line of credit has no expiration date.

     Borrowings under the acquisition line of credit bear interest at the lesser of the bank's reference rate plus 0.25% or the bank's LIBOR rate plus 2.5%. The first $3,000,000 of acquisition advances may be used to finance up to 100% of the purchase price of permitted acquisitions so long as the value of goodwill and other acquired intangibles does not exceed 50% of the purchase price. Repayment of advances against the acquisition line of credit will commence November 2000 and continue in equal installments through October 2005. As of November 30, 1999, all $10,000,000 was available under the acquisition line of credit. The acquisition line of credit expires October 1, 2000.

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

PURCHASED IN PROCESS RESEARCH AND DEVELOPMENT

     At the time of our acquisition of Troy XCD on October 30, 1998, Troy XCD had 16 in-process research and development projects. These projects included the development of hardware, software and firmware for interface cards, print servers and remote Internet printing. We valued each of these projects using an income approach methodology. A number of factors were used to determine value including the assignment of probability to the projected product revenue streams, estimated gross margin contributions and estimated stage of completion. Of these 16 projects, two accounted for over 80% of the value assigned to the in-process research and development. A summary of these projects is as follows:

                                                                                                           IN-PROCESS
                                                                         ESTIMATED      ANTICIPATED       RESEARCH AND
PROJECT                                                    COSTS          COST TO       COMPLETION         DEVELOPMENT
  NO.     NATURE                                         INCURRED        COMPLETE          DATE               VALUE
  1       Ethernet interface card .............           $ 143,000       $13,000        Dec.  1998         $ 453,000
  2       Print server hardware and firmware ..              26,000         9,000        March 1999           254,000
  3       Others, fourteen projects............             Various       Various           Various           150,000
                                                                                                            ---------
                                                                                                            $ 857,000
                                                                                                            =========

     In-process research and development projects are time consuming and difficult to complete. Additional outlays were expected to occur over a period of approximately thirteen months following the acquisition. There was substantial risk associated with the completion of each project, and there was no assurance that each research and development project would yield either technological functionality or commercial success. Furthermore, as is common to research and development efforts, Troy XCD had previously experienced developmental setbacks where the time required to fully develop critical technology driven steps and to complete reliability testing were underestimated. If the research and development projects were not completed as planned, they might neither satisfy the technological requirements of a rapidly changing market nor be cost effective.

     The following is a description of the significant research and development projects that were under development at the acquisition date and the status of those projects at November 30, 1999:

          PROJECT NUMBER 1. Troy XCD was in the process of developing an Ethernet interface card with features including graphical interface, custom e-mail filter for Internet printing and multi-language management utility support. As of the date of the acquisition, Troy XCD was completing the graphical interface and debugging the Ethernet interface card and, once completed, various regulatory approvals were required. This project was completed in December 1998 with no significant difference in the cost to complete. These products are currently being sold. Results to date are consistent with our expectations.

          PROJECT NUMBER 2. Troy XCD was in the process of developing print server hardware and firmware for a Hewlett-Packard family of EIO printers which will support DEC LAT and Banyan VINES protocols. The design, layout and testing of the printed circuit board needed to be completed. This project was completed ahead of schedule with no significant difference in the cost to complete. These products are currently being sold. Results to date are less than expected.

     There have been no events or changes in circumstances through the date of this filing that suggest that our valuation assumptions were not reasonable. Troy XCD has developed the in-process technologies and has deployed these technologies in end-products in a timeframe and manner consistent with the valuation projections.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The new standard is effective for fiscal years starting after June 15, 2000 and is not expected to have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     We do not utilize derivative financial instruments. Accordingly, our exposure to market risk is through our investments in available-for-sale securities and our bank debt which bears interest at variable rates. Available-for-sale securities consist of corporate debt and marketable equity securities with contractual maturity dates of up to one year. At November 30, 1999, market values approximated carrying values. Due to the short-term maturities of these securities, management believes that there is no significant market risk. At November 30, 1999, we had approximately $12.4 million in cash, cash equivalents and investments in available-for-sale securities, and, accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the amount of interest earned of $124,000. The bank debt is a revolving line of credit. All borrowings bear interest based upon the reference rate per annum as announced by the bank (8.5% at November 30, 1999). At November 30, 1999, there were no amounts outstanding under the line of credit agreement and, accordingly, a sustained increase in the reference rate of 1% would not cause our annual interest expense to change.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     FINANCIAL STATEMENTS.

     Our consolidated financial statements and related notes are contained on pages F-1 to F-26 of this report. The index to such items is included on page 31 in Item 14(a)(1).

     QUARTERLY RESULTS.

                             FISCAL 1999 (UNAUDITED)
                      (in thousands, except per share data)

                                First      Second       Third      Fourth
                               Quarter     Quarter     Quarter     Quarter
                               -------     -------     -------     -------
     Net sales ...........     $11,400     $12,066     $17,416     $17,677
     Gross profit ........       4,601       4,698       6,592       6,640
     Operating income ....       1,670       1,851       2,681       2,843
     Net income ..........         955       1,070       1,470       2,332
     Net income per share:
     Basic ...............         .12         .14         .17         .23
     Diluted .............         .12         .13         .16         .21


                             FISCAL 1998 (UNAUDITED)
                      (in thousands, except per share data)

                                  First      Second       Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter
                                 -------     -------     -------     -------
     Net sales .............     $ 8,928     $ 9,394     $ 9,456     $ 7,980
     Gross profit ..........       3,570       3,996       3,775       2,921
     Operating income (loss)       1,362       1,552       1,600         (49)
     Net income ............       1,303       1,499       1,554          78
     Net income (loss) per
     share:
     Basic .................         .11         .12         .12        (.04)
     Diluted ...............         .10         .12         .12        (.04)


     Quarterly calculations of net earnings per share do not equate to the calculations for the fiscal year as quartery calculations are made on a discrete basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

                              --------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a)  DIRECTORS OF THE REGISTRANT.

     The information under the caption "Election of Directors - Information About Nominees" and "- Other Information About Nominees" in our 2000 Proxy Statement is incorporated herein by reference.

     (b)  EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information concerning our Executive Officers is included in this Annual Report on Form 10-K under Item 4A, "Executive Officers of the Company."

     (c)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2000 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information under the caption "Executive Compensation" in our 2000 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2000 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under the caption "Executive Compensation - Certain Transactions" in our 2000 Proxy Statement is incorporated herein by reference.

                                     PART IV

                              --------------------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

     (1)  FINANCIAL STATEMENTS:

          The following financial statements are included in this report on the pages indicated:

                                                                                   PAGE(S)
                                                                                   -------
          Independent auditor's report......................................         F-1
          Consolidated balance sheets as of
              November 30, 1999 and 1998....................................         F-2
          Consolidated statements of operations for the years ended
                 November 30, 1999, 1998 and 1997...........................         F-3
          Consolidated statements of cash flows for the years ended
                 November 30, 1999, 1998 and 1997...........................         F-4
          Consolidated statements of stockholders' equity as of
                 November 30, 1999, 1998 and 1997...........................         F-5
          Notes to consolidated financial statements........................     F-6 to F-26

     (2)  FINANCIAL STATEMENT SCHEDULES:

          All financial statement schedules have been omitted because the required information is included in our consolidated financial statements or the related notes, or is not applicable.

     (3)  EXHIBITS

          The exhibits to this Annual Report on Form 10-K are listed in the
     Exhibit Index contained on pages E-1 through E-4 of this report.

          We will furnish a copy of any exhibit to a stockholder who requests a copy in writing and pays a fee of $5.00 per exhibit. Requests should be sent to: Del L. Conrad, Chief Financial Officer, Troy Group, Inc, 2331 South Pullman Street, Santa Ana, California 92705.

          The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):

     A. 1996 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-51523)).

     B. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-51523)).

     C.   1998 Employee Stock Purchase Plan (incorporated by reference to
          Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 333-51523)).

     D. Non-Competition Agreement dated November 27, 1996 between Robert Messina and the Company (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-51523)).

     E. Form of Indemnification Agreement for directors and executive officers of the Company (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 333-51523)).

(b)  REPORTS ON FORM 8-K:

     None.

(c)  EXHIBITS:

     The response to this portion of Item 14 is included as a separate section of this Annual Report on Form 10-K.

(d)  FINANCIAL STATEMENT SCHEDULES:

     The response to this portion of Item 14 is included as a separate section of this Annual Report on Form 10-K.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors

Troy Group, Inc.

Santa Ana, California


     We have audited the accompanying consolidated balance sheets of Troy Group, Inc. and subsidiaries as of November 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Troy Group, Inc. and subsidiaries as of November 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1999, in conformity with generally accepted accounting principles.


                                                         McGLADREY & PULLEN, LLP



Anaheim, California
January 14, 2000

                               TROY GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                 November 30,
                                                                          ---------------------------
                         ASSETS                                               1998           1999
                                                                          -----------     -----------
Current assets:
        Cash and cash equivalents                                         $   308,000     $ 4,783,000
        Investment in available-for-sale securities                              --         7,647,000
        Accounts receivable, less allowance for doubtful accounts
           1998 $140,000; 1999 $294,000                                     6,379,000      12,530,000
        Income tax refund receivable                                          319,000            --
        Inventories                                                         5,783,000       5,082,000
        Prepaid expenses and other                                             50,000         140,000
        Deferred tax assets                                                   766,000       1,160,000
                                                                          -----------     -----------
           Total current assets                                            13,605,000      31,342,000

     Equipment and leasehold improvements, net                              1,905,000       1,863,000

     Other assets                                                           3,408,000       3,853,000
                                                                          -----------     -----------
           Total assets                                                   $18,918,000     $37,058,000
                                                                          ===========     ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:

        Checks issued not yet presented for payment                       $    42,000     $      --
        Note payable                                                        1,190,000            --
        Current portion of long-term debt                                     959,000          64,000
        Accounts payable                                                    2,868,000       2,495,000
        Accrued expenses                                                    2,544,000       2,322,000
        Income taxes payable                                                     --         1,208,000
        Deferred service revenue                                              196,000         242,000
                                                                          -----------     -----------
           Total current liabilities                                        7,799,000       6,331,000
                                                                          -----------     -----------
     Long-term debt, net of current portion                                 2,374,000         331,000
                                                                          -----------     -----------
     Deferred tax liabilities                                                 480,000         601,000
                                                                          -----------     -----------
     Commitments and contingencies

     Stockholders' equity:
        Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 1998 7,671,430 shares; and 1999 10,663,941
            shares                                                             77,000         107,000

        Preferred stock, no par value, authorized 5,000,000 shares;
        issued none                                                              --              --
     Additional paid-in capital                                             1,724,000      17,397,000
     Retained earnings                                                      6,464,000      12,291,000
                                                                          -----------     -----------
           Total stockholders' equity                                       8,265,000      29,795,000
                                                                          -----------     -----------
           Total liabilities and stockholders' equity                     $18,918,000     $37,058,000
                                                                          ===========     ===========


                 See Notes to Consolidated Financial Statements.

                                TROY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Fiscal Years Ended November 30,
                                                                           ------------------------------------------------
                                                                               1997              1998             1999
                                                                           ------------      ------------      ------------
     Net sales                                                             $ 33,434,000      $ 35,758,000      $ 58,559,000

     Cost of goods sold (including $168,000; $250,000; and $270,000 in
     rent paid to majority stockholders)                                     19,597,000        21,496,000        36,028,000
                                                                           ------------      ------------      ------------
           Gross profit                                                      13,837,000        14,262,000        22,531,000
                                                                           ------------      ------------      ------------
     Operating expenses:
        Selling, general and administrative                                   6,622,000         6,394,000         9,839,000
        Research and development                                              2,521,000         2,546,000         3,647,000
        Purchased in process research and development                              --             857,000              --
                                                                           ------------      ------------      ------------
                                                                              9,143,000         9,797,000        13,486,000
                                                                           ------------      ------------      ------------
           Operating income                                                   4,694,000         4,465,000         9,045,000

     Interest income                                                               --                --             231,000
     Interest expense (including $33,000; $11,000; and none paid to
     majority stockholders)                                                    (262,000)         (101,000)         (234,000)
                                                                           ------------      ------------      ------------
           Income before income taxes (credit)                                4,432,000         4,364,000         9,042,000

     Provision for income taxes (credit)                                         35,000           (70,000)        3,215,000
                                                                           ------------      ------------      ------------
           Net income                                                      $  4,397,000      $  4,434,000      $  5,827,000
                                                                           ============      ============      ============

     Pro forma net income (unaudited):

        Historical income before income taxes                              $  4,432,000      $  4,364,000
        Pro forma provision for taxes                                         1,773,000         1,993,000
                                                                           ------------      ------------
           Pro forma net income                                            $  2,659,000      $  2,371,000
                                                                           ============      ============

     Net income per share:
        Basic                                                              $       0.35      $       0.32      $       0.67
                                                                           ============      ============      ============

        Dilute                                                             $       0.34      $       0.31      $       0.64
                                                                           ============      ============      ============
     Weighted average shares outstanding:
        Basic                                                                 7,500,000         7,514,000         8,636,000
                                                                           ============      ============      ============

        Dilute                                                                7,759,000         7,745,000         9,116,000
                                                                           ============      ============      ============

                 See Notes to Consolidated Financial Statements

                                TROY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         FISCAL YEARS ENDED NOVEMBER 30,
                                                                         -------------------------------
                                                                     1997              1998             1999
                                                                 ------------      ------------      ------------
Cash flows from operating activities:
   Net income                                                    $  4,397,000      $  4,434,000      $  5,827,000
   Adjustments to reconcile net income to net cash provided
      by operating activities
      Depreciation and amortization                                   617,000           682,000         1,173,000
      Purchased in-process research and development                      --             857,000              --
      Provision of doubtful accounts                                   65,000           134,000           275,000
      Accretion of investment discounts, net                             --                --            (148,000)
      Deferred taxes                                                     --             (77,000)         (504,000)
   Changes in working capital components, net of
      effects from acquisition of companies:
      (Increase) decrease in:
      Accounts receivable                                            (369,000)          (16,000)       (6,231,000)
      Income tax refund receivable                                       --            (211,000)          319,000
      Inventories                                                     404,000        (1,209,000)          736,000
      Prepaid expenses and other                                     (125,000)          244,000          (116,000)
   Increase (decrease) in:
      Accounts payable                                                227,000           894,000          (373,000)
      Accrued expenses                                                346,000        (1,125,000)         (240,000)
      Income taxes payable                                               --                --           1,208,000
      Deferred service revenue                                         10,000            (4,000)           46,000
                                                                 ------------      ------------      ------------
   Net cash provided by operating activities                        5,572,000         4,603,000         1,972,000
                                                                 ------------      ------------      ------------
Cash flows from investing activities:
   Acquisition of companies                                              --          (1,638,000)         (299,000)
   Purchase of available-for-sale securities                             --                --          (7,499,000)
   Purchase of equipment and leasehold improvements                  (197,000)         (917,000)         (623,000)
   (Increase) in other assets                                        (561,000)         (802,000)         (286,000)
                                                                 ------------      ------------      ------------
      Net cash (used in) investing activities                        (758,000)       (3,357,000)       (8,707,000)
                                                                 ------------      ------------      ------------
Cash flows from financing activities:
   Borrowings on notes payable                                     17,498,000        10,291,000        12,203,000
   Payments on notes payable                                      (19,110,000)       (9,101,000)      (13,393,000)
   Proceeds from issuance of debt                                   1,000,000         2,876,000           670,000
   Principal payments on debt                                      (1,175,000)       (1,577,000)       (3,608,000)
   Payments on life insurance loans                                  (201,000)             --                --
   (Decrease) in checks issued not yet presented for payment         (217,000)         (131,000)          (42,000)
   Dividends paid                                                  (2,551,000)       (3,396,000)         (200,000)
   Proceeds from issuance of common stock                                --                --          15,580,000
                                                                 ------------      ------------      ------------
         Net cash provided by (used in) financing activities       (4,756,000)       (1,038,000)       11,210,000
                                                                 ------------      ------------      ------------
         Net increase in cash and cash equivalents                     58,000           208,000         4,475,000

Cash and cash equivalents, beginning of period                         42,000           100,000           308,000
                                                                 ------------      ------------      ------------
Cash and cash equivalents, end of period                         $    100,000      $    308,000      $  4,783,000
                                                                 ============      ============      ============

                See Notes to Consolidated Financial Statements

                                TROY GROUP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               Common Stock             Additional
                                          Number                         Paid-in          Retained
                                         of Shares       Amount          Capital          Earning             Total
                                       ----------     ------------     ------------     ------------      ------------
Balance, November 30, 1996              7,500,000     $     75,000     $    247,000     $  3,780,000      $  4,102,000
   Dividends                                 --               --               --         (2,551,000)       (2,551,000)
   Net income                                --               --               --          4,397,000         4,397,000
                                       ----------     ------------     ------------     ------------      ------------
Balance, November 30, 1997              7,500,000           75,000          247,000        5,626,000         5,948,000
   Issuance of common stock               171,430            2,000        1,198,000             --           1,200,000
   Issuance of common stock
      warrants                               --               --            279,000             --             279,000
   Dividends                                 --               --               --         (3,596,000)       (3,596,000)
   Net income                                --               --               --          4,434,000         4,434,000
                                       ----------     ------------     ------------     ------------      ------------
Balance, November 30, 1998              7,671,430           77,000        1,724,000        6,464,000         8,265,000
   Issuance of common stock
      in initial public offering        2,500,000           25,000       14,583,000             --          14,608,000
   Issuance of other common
      stock                                58,700            2,000          408,000             --             410,000
   Common stock options and
      warrants exercised                  433,811            3,000          133,000             --             136,000
   Issuance of common stock
      warrants                               --               --            549,000             --             549,000
   Net income                                --               --               --          5,827,000         5,827,000
                                       ----------     ------------     ------------     ------------      ------------
Balance, November 30, 1999             10,663,941     $    107,000     $ 17,397,000     $ 12,291,000      $ 29,795,000
                                       ==========     ============     ============     ============      ============

                 See Notes to Consolidated Financial Statements

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     The Company is a leading worldwide provider in financial payment systems. TROY Group, Inc. through its various acquisitions has been in the financial payment systems business since 1971. The Company's products serve a wide variety of industries including e-commerce retailers, online brokerages, telecommunications, financial services, insurance, computer hardware, automotive, personnel and others. The Company provides financial products to over 5,000 active customers in 55 countries around the world through a direct sales force and a network of distributors and value added resellers. The Company's financial payment solutions and connectivity products consist of software, firmware, hardware and imaging supplies.

     A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES FOLLOWS:

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions are eliminated in consolidation.

     CHECKS ISSUED NOT YET PRESENTED FOR PAYMENT

     Through the use of concentration accounts, the Company's cash is accumulated daily and applied to the outstanding balance of the revolving line of credit (Note 6) or invested in a short-term money market account. Under this program, idle funds are minimized. The Company's liquidity is thereby maintained in the form of its ability to draw funds against the revolving line of credit. All checks issued not yet presented for payment are classified as a liability.

     INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

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

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     As of November 30, 1999, the Company had approximately $2.6 million in marketable equity securities and $5.0 million in corporate debt securities with contractual maturity dates of up to one year. Market values approximated carrying values. Accordingly, no unrealized gains or losses were recorded at November 30, 1999.

     Premiums and discounts on investments in debt securities are amortized over the contractual lives of those securities. The method of amortization results in a constant effective yield on those securities (the interest method). Dividends on marketable equity securities are recognized in income when declared. Realized gains and losses, including losses from declines in value of specific securities determined by management to be other than temporary, are included in income. Realized gains and losses are determined on the basis of the specific identification of the securities sold. The Company had no realized gains or losses in fiscal year 1999.

     INVENTORIES

     Inventories are stated at the lower of cost (first-in first-out method) or market.

     EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives, currently five years. Improvements to leased property are amortized over the lesser of the life of the lease or life of the improvements.

     INTANGIBLE ASSETS

     Intangible assets consist of customer lists, core technology, assembled workforce and goodwill which are being amortized on a straight-line basis over five to seven years.

     EVALUATION OF LONG-LIVED ASSETS

     The Company periodically reviews the value of its long-lived assets to determine if an impairment has occurred. The Company does not believe that an impairment of its long-lived assets has occurred based on an evaluation of projected operating income, cash flows and business prospects.

     REVENUE RECOGNITION

     The Company recognizes revenue when goods are shipped to the customer. Service revenue is recognized over the period of the contract on a straight-line basis.

     PRODUCT RETURNS AND WARRANTIES

     The Company records a provision for estimated product returns and warranties at the time the revenue is recognized.

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     ADVERTISING POLICY

     The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was approximately $94,000, $84,000 and $100,000 in fiscal years 1997, 1998 and 1999, respectively.

     RESEARCH AND DEVELOPMENT POLICY

     The Company expenses research and development costs as they are incurred. The Company incurs research and development costs in developing new products.

     INCOME TAXES

     For the eleven months ended October 31, 1998 and for the year ended November 30, 1997, and prior years, the Company, with the consent of its stockholders, elected to be taxed under sections of federal and state income tax law, which provide that, in lieu of corporation income taxes, the stockholders separately account for their pro rata shares of the Company's income, deductions, losses and credits. The Company's stockholders terminated this election effective as of October 30, 1998.

     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation under the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to fair value of the shares to be received at the measurement date. Nonemployee stock-based transactions are accounted for under the requirements of Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and notes payable. The book value of these instruments is considered to be representative of their fair value.

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     PRO FORMA STATEMENT OF OPERATIONS ADJUSTMENTS

     The Company terminated the S corporation election for itself and its subsidiary effective as of October 30, 1998. The pro forma statement of operations information included in these financial statements is to show what the significant effects might have been on the historical statements of operations had the Company and its subsidiary not been treated as S corporations for income tax purposes. The pro forma information reflects a provision for income taxes at an effective rate of 40% in the fiscal years ended November 30, 1997 and 1998, after giving effect in 1998 to the nondeductibility of purchased in process research and development and the nontaxability of the increase in the cash surrender value of officer life insurance. The pro forma net income per share is based on the weighted average number of shares of common stock outstanding during the period.

     EARNINGS PER SHARE

     Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through exercise of stock options and warrants (259,000, 231,000 and 480,000 shares in the fiscal years ended November 30, 1997, 1998 and 1999, respectively). Diluted EPS does not include contingently issuable warrants because the conditions for issuance have not been met. The dilutive effect of options and warrants which were not included in the total of diluted shares for 1998 because the effect was antidilutive was 63,000 shares.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The new standard is effective for fiscal years starting after June 15, 2000 and is not expected to have a material impact on the Company's consolidated financial statements.

     SEGMENT INFORMATION

     In 1999 the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 supercedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. Under the new standard the Company is required to use the "management" approach to reporting its segments. The management approach designates that the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's segments. The adoption of SFAS No. 131 had no impact on the Company's net income, balance sheet or stockholders' equity.

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  BUSINESS COMBINATIONS

     TROY XCD, INC.

     On October 30, 1998, the Company acquired all of the outstanding shares of Troy XCD, Inc. (formerly XCD, Incorporated), a manufacturer of print server hardware, firmware and software, in exchange for 171,430 shares of $.01 par value common stock and $1,550,000 in cash. The total acquisition cost was $3,117,000 and was allocated as follows:

     Current assets, including $663,000 of deferred tax assets      $    2,568,000
     Equipment and leasehold improvements                                  155,000
     Customer list                                                         100,000
     Core technology                                                       953,000
     Assembled workforce                                                   150,000
     Purchased in-process research and development                         857,000
     Current liabilities assumed                                        (2,049,000)
     Long-term deferred tax liability                                     (480,000)
     Goodwill                                                              863,000
                                                                    --------------
                                                                    $    3,117,000
                                                                    ==============

     The acquisition has been accounted for as a purchase and results of operations of Troy XCD, Inc. since the date of acquisition are included in the consolidated financial statements.

     TELGATE EQUIPMENT CORPORATION

     On May 8, 1999, the Company acquired the remaining 75% of the outstanding shares of Telgate Equipment Corporation (Telgate), a software development company, in exchange for 58,700 shares of $0.01 par value common stock, $242,000 in cash and $57,000 in direct expenses. The total acquisition cost was $924,000, including the $214,000 recorded in connection with the warrants issued to a consultant (Note 9) and was allocated as follows:

     Current assets                                                 $   233,000
     Equipment and leasehold improvements                                93,000
     Customer list                                                       25,000
     Core technology                                                    500,000
     Assembled workforce                                                125,000
     Current liabilities assumed                                       (218,000)
     Long-term deferred tax liability                                  (260,000)
     Goodwill                                                           426,000
                                                                    -----------

                                                                    $   924,000
                                                                    ===========

     The acquisition has been accounted for as a purchase and results of operations of Telgate Equipment Corporation since the date of acquisition are included in the Company's consolidated financial statements.

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  BUSINESS COMBINATIONS (CONTINUED)

     UNAUDITED PRO FORMA INFORMATION

     Unaudited pro forma consolidated results of operations for the years ended November 30, 1997, 1998 and 1999 as though Troy XCD, Inc. had been acquired as of December 1, 1996 and Telgate Equipment Corporation as of December 1, 1997 after giving effect to the termination of the Subchapter S election follow:

TROY XCD, INC.
                                                        1997             1998
                                                        ----             ----
                                                     (unaudited)      (unaudited)
Sales                                                $39,159,000      $40,828,000
Pro forma net income                                   2,526,000        1,945,000
Pro forma net income per share:

   Basic                                                    0.33             0.25
   Diluted                                                  0.32             0.25

TELGATE EQUIPMENT CORPORATION

                                                        1998               1999
                                                        ----               ----
                                                     (unaudited)      (unaudited)

Sales                                                $41,941,000      $59,198,000
Pro forma net income                                   1,784,000        5,757,000
Pro forma net income per share:

   Basic                                                    0.23             0.66
   Diluted                                                  0.22             0.63


     The above amounts reflect pro forma adjustments for amortization of intangibles, the elimination of the charge for purchased in process research and development, interest expense and number of shares outstanding. This pro forma financial information does not purport to be indicative of the results of operations had the Troy XCD, Inc. and Telgate Equipment Corporation acquisitions actually taken place at the earlier date.

NOTE 3.  INVENTORIES

     Inventories consisted of the following as of November 30:

                            1998            1999
                            ----            ----
     Raw materials       $3,954,000     $3,692,000
     Work in process        495,000        187,000
     Finished goods       1,334,000      1,203,000
                         ----------     ----------

                         $5,783,000     $5,082,000
                         ==========     ==========

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consisted of the following as of November 30:

                                                           1998           1999
                                                           ----           ----
     Machinery and equipment                            $5,957,000     $6,654,000
     Furniture and fixtures                                646,000        698,000
     Leasehold improvements                              1,135,000      1,184,000
                                                        ----------     ----------

                                                         7,738,000      8,536,000
     Less accumulated depreciation and amortization      5,833,000      6,673,000
                                                        ----------     ----------

                                                        $1,905,000     $1,863,000
                                                        ==========     ==========

NOTE 5.  OTHER ASSETS

     Other assets consisted of the following as of November 30:

                                                                  1998            1999
                                                                  ----            ----
     Customer list, net of accumulated amortization
       1998 $2,000 and 1999 $25,000                            $   98,000     $  100,000
     Core technology, net of accumulated amortization 1998
      $5,000 and 1999 $189,000                                    948,000      1,264,000
     Assembled workforce, net of accumulated amortization
      1998 $3,000 and 1999 $47,000                                147,000        228,000
     Goodwill, net of accumulated amortization 1998
      $5,000 and 1999 $169,000                                    858,000      1,120,000
     Deferred stock offering costs                                502,000           --
     Cash surrender value of officers' life insurance             814,000      1,089,000
     Other                                                         41,000         52,000
                                                               ----------     ----------

                                                               $3,408,000     $3,853,000
                                                               ==========     ==========

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.   NOTES PAYABLE

     The Company has a $5,000,000 general line-of-credit agreement and a $10,000,000 acquisition line-of-credit agreement with a bank. As of November 30, 1999, there were no borrowings outstanding against the lines of credit. Borrowings under the general line of credit bear interest at the lesser of the bank's reference rate (8.5% at November 30, 1999) less 0.25% or the bank's LIBOR rate (6.5% at November 30, 1999) plus 2% and are limited to 80% of eligible accounts receivable and 50% of eligible inventories if total liabilities to tangible effective net worth is greater than two to one. In connection with the general line-of-credit agreement, the Company has a $650,000 standby letter of credit sublimit agreement of which approximately $140,000 was outstanding at November 30, 1999. Both lines of credit are secured by substantially all of the Company's assets. In connection with its borrowing arrangements, the Company is subject to certain financial covenants. As of November 30, 1999, the Company had approximately $4,860,000 in availability under the general line of credit and $10,000,000 in availability under the acquisition line of credit. General line-of-credit borrowings are due on demand. The agreement may be terminated by either party.

     Borrowings under the acquisition line of credit bear interest at the lesser of the bank's reference rate plus 0.25% or the bank's LIBOR rate plus 2.5%. The first $3,000,000 of acquisition advances may be used to finance up to 100% of the purchase price of permitted acquisitions so long as the value of goodwill and other acquired intangibles does not exceed 50% of the purchase price. Repayment of advances against the acquisition line of credit will commence November 2000 and continue in equal installments through October 2005. The acquisition line of credit expires October 1, 2000.

NOTE 7.  LONG-TERM DEBT

      Long-term debt consisted of the following as of November 30, 1999:

     4% economic development note payable                    $312,000
     5% industrial and business development note payable       83,000
                                                             --------
                                                              395,000
     Less current maturities                                   64,000
                                                             --------
                                                             $331,000
                                                             ========

     The economic, industrial and business development notes payable mature through 2005. The notes are secured by certain equipment. One of the notes is secured by a fourth trust deed on real property owned by a company related through common ownership to the majority stockholders.

     As of November 30, 1999, future maturities of long-term debt are as follows: 2000 $64,000; 2001 $67,000; 2002 $70,000; 2003 $73,000; 2004 $75,000;
and 2005 $46,000.

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  ACCRUED EXPENSES

     Accrued expenses consisted of the following as of November 30:

                                   1998           1999
                                   ----           ----
     Compensation               $1,868,000     $1,560,000
     Other                         676,000        762,000
                                ----------     ----------
                                $2,544,000     $2,322,000
                                ==========     ==========

NOTE 9.  STOCKHOLDERS' EQUITY

     PREFERRED STOCK

     The Board of Directors has the authority, without action by the stockholders, to designate and issue any authorized but unissued shares of preferred stock in one or more series and to designate the rights, preferences and privileges of each such series.

     STOCK OPTION PLAN

     The Company has reserved 1,564,298 shares, increased to 3,064,298 subsequent to November 30, 1999 subject to stockholder approval, for issuance under the Company's 1998 Stock Incentive Plan and 1996 Stock Option Plan, of which 1,205,000 shares are subject to outstanding options as of November 30, 1999. Option prices for the incentive stock options will be 100% of the fair market value of the stock on the date the option is granted with an exercise period of not more than 10 years. For incentive options granted to 10% or more stockholders, the option price is 110% of the fair market value of the stock on the date the option is granted with an exercise period of not more than 5 years. Option prices for the nonqualified stock options shall not be less than 85% of the fair market value of the stock on the date the options are granted with an exercise period of not more than ten years. Vesting terms are determined by the Company at the date of grant.

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  STOCKHOLDERS' EQUITY (CONTINUED)

     A summary of the status of these plans and changes during fiscal years 1997, 1998 and 1999 is as follows:

                                                                      Weighted
                                                                      Average
                                                         Number of    Exercise
                                                           Shares       Price
                                                         ---------      -----
     Outstanding, November 30, 1996                        326,957      $0.42
        Granted                                               --         --
        Exercised                                             --         --
        Forfeited                                             --         --
                                                         ---------      -----
     Outstanding, November 30, 1997                        326,957       0.42
        Granted                                               --         --
        Exercised                                             --         --
        Forfeited                                             --         --
                                                         ---------      -----
     Outstanding, November 30, 1998                        326,957       0.42
        Granted (weighted average fair value $4.56)      1,205,000       6.89
        Exercised                                         (326,957)     (0.42)
        Forfeited                                             --         --
                                                         ---------      -----
     Outstanding, November 30, 1999                      1,205,000      $6.89
                                                         =========      =====

     A further summary of options outstanding at November 30, 1999 is as follows:

                          Options Outstanding                                               Options Exercisable
---------------------------------------------------------------------               ------------------------------
                                     Weighted                                                         Weighted
     Range of                        Average                                                           Average
     Exercise       Number of        Exercise     Weighted Average                    Number of       Exercise
      Prices         Options          Price        Remaining Life                      Options          Price
---------------------------------------------------------------------               ------------------------------
    $6.38-$8.00     1,205,000         $6.89          9.7 years                         131,000            $7.00


There were 32,341 remaining options available under the plans at November 30, 1999.

No options were exercisable at November 30, 1997 or 1998.

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  STOCKHOLDERS' EQUITY (CONTINUED)

     As permitted under generally accepted accounting principles, grants to employees under these plans are accounted for following APB Opinion No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for grants under the stock option plan. Had compensation cost been determined based on the grant date fair values of awards, as prescribed in FASB Statement No. 123, reported net income, after the pro forma provision for income taxes, and earnings per common share would have been reduced to the amounts shown below:

                                      1997               1998               1999
                                      ----               ----               ----
Net income:
   As reported                     $2,659,000         $2,371,000         $5,827,000
   Pro forma                        2,648,000          2,360,000          5,092,000

Basic earnings per share:
   As reported                           0.35               0.32               0.67
   Pro forma                             0.35               0.31               0.59

Diluted earnings per share:
   As reported                           0.34               0.31               0.64
   Pro forma                             0.34               0.30               0.56


     In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing method with the following assumptions for grants in 1999: no dividends, risk-free interest rates of 5.43% to 6.10%, expected lives of ten years, expected amounts to be exercised of 100%, and price volatility of 45.44% to 66.76%.

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  STOCKHOLDERS' EQUITY (CONTINUED)

     STOCK WARRANTS

     On October 1, 1997 and as amended in December, 1998 and June, 1999, the Company issued warrants to a consultant to purchase up to 250,000 shares of common stock of the Company. The warrants vest upon the occurrence of two separate performance conditions. Warrants to purchase 50,000 shares vested upon the Company becoming publicly owned at the fair value on that date and 200,000 will vest upon certain acquisition transactions at $3.50 per share. The effect of the warrants will be recorded as the performance conditions are met at the then current fair value of the warrants vested. The warrants expire five years after vesting. In connection with the acquisitions of Troy XCD, Inc. and Telgate Equipment Corporation, the Company issued warrants to purchase 50,000 shares of common stock for each of the acquisitions under the acquisition criteria and recorded $210,000 in connection with the purchase of Troy XCD, Inc. and $214,000 in connection with the acquisition of Telgate Equipment Corporation (Note 2). On October 30, 1998, the Company issued warrants to a consultant of the Company to purchase 50,000 shares of common stock at $7.00 per share and recorded $69,000 in connection with the purchase of Troy XCD, Inc. (Note 2). The warrants expire five years from the date granted. In determining the amount of compensation to be recorded in connection with the issuance of the 100,000 warrants to purchase Troy XCD and the 50,000 warrants to purchase Telgate Equipment Corporation, the Company's value of the grants were estimated at the measurement date using the Black-Scholes Option-pricing model prescribed in Statement No. 123, with the following assumptions: no dividends, expected lives of three years, expected amounts to be exercised of 100%, risk-free interest rate of 4.32%, and 5.21%, respectively, and expected volatility of 43%. In determining the charge to be recorded in connection with the issuance of the 50,000 warrants which vested upon the Company becoming publicly owned, the Company's value of the grant of $120,000 was estimated at the measurement date using the Black-Scholes Option-pricing model prescribed in Statement 123, with the following assumptions: no dividends, expected life of three years, expected amounts to be exercised of 100%, risk-free interest rate of 5.78% and expected volatility of 43%. Effective in May 1998 and as amended in June 1999, in connection with legal services being provided in connection with an offering of the Company's common stock, the Company issued a warrant to purchase up to 50,000 shares of common stock of the Company at $3.50 per share. The Company recorded a $215,000 charge in June 1999 when the terms of the warrant were amended and the warrant was vested. The Company's value of the grant was estimated at the measurement date using the Black-Scholes Option-pricing model with the following assumptions: no dividends, expected lives of three years, expected amounts to be exercised of 100%, risk-free interest rate of 5.58% and expected volatility of 43%. The warrant expires five years after it vested.

     In October and November 1999, 100,000 warrants with an exercise price of $3.50 per share and 50,000 warrants with an exercise price of $7.00 per share were exercised using a formula whereby the number of shares received was reduced by the number of shares whose fair market value was equivalent to the exercise price of the warrants. Therefore, 106,854 shares were issued for the 150,000 warrants exercised. The weighted average fair value of warrants exercised was $3.61 per share. At November 30, 1999, there are 200,000 warrants outstanding, of which 100,000 warrants are exercisable, including 50,000 warrants with an exercise price of $3.50 per share and 50,000 warrants with an exercise price of $7.00 per share. The weighted average fair value of warrants exercisable was $3.29 per share with an average remaining contractual life of 4.25 years.

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  STOCKHOLDERS' EQUITY (CONTINUED)

     EMPLOYEE STOCK PURCHASE PLAN

     The Company has a stock purchase plan covering substantially all employees and has reserved 200,000 shares for issuance under this plan. Shares are purchased subsequent to the end of the annual offering period for 85% of the lower of the fair market value on the first day or last day of the Plan's offering period. At November 30, 1999, $76,000 was accrued for employee stock purchases which represents 14,700 shares at $5.17 per share.

     RETAINED EARNINGS

     The Company is limited in its ability to declare and pay dividends by the terms of certain debt agreements.

NOTE 10.  RELATED-PARTY TRANSACTIONS, LEASE COMMITMENTS AND RENT EXPENSE

     The Company leases its operating facilities under noncancelable operating lease agreements, which expire through 2003. In fiscal year 1993, the Company entered into an agreement to lease operating facilities from a company related through common ownership. The agreement expires in September 2000 and requires monthly payments of approximately $22,000.

     Rent expense in fiscal years 1997, 1998 and 1999 was approximately $352,000, $414,000 and $572,000, respectively. Future minimum rental commitments under these leases in the fiscal years ending November 30 are as follows: 2000 $519,000; 2001 $239,000; 2002 $128,000; 2003 $39,000 (total $925,000 of which
$202,000 is to the related party).

     In fiscal years 1997, 1998 and 1999, the Company made principal payments on the notes payable to stockholders of $373,000, $375,000 and none, respectively.

NOTE 11.  INCOME TAX MATTERS

     As a result of the October 30, 1998 S corporation election termination, on that date the Company recorded a net deferred tax asset of $103,000 by a credit to income tax expense for temporary differences between the reported amounts of assets and liabilities and their tax bases.

     Deferred taxes charged to income during 1998 consisted of the following:

      Effect of change in tax status                     $   (103,000)
      Change in net deferred tax asset                         26,000
                                                         ------------

                                                         $    (77,000)
                                                         ============

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  INCOME TAX MATTERS (CONTINUED)

     Net deferred tax assets consist of the following components as of November 30:

                                                                                   1998                  1999
                                                                                   ----                  ----
Deferred tax liabilities:
   Receivable allowance and valuation                                          $  (275,000)          $    (77,000)
   Customer list, core technology and assembled workforce                         (480,000)              (608,000)
                                                                                  ---------              ---------

                                                                                  (755,000)              (685,000)
                                                                                  ---------              ---------

Deferred tax assets:

   Inventories valuation                                                           305,000                556,000
   Accrued compensation                                                            465,000                234,000
   Accrued warranty and other                                                       49,000                 60,000
   Equipment and leasehold improvements                                             29,000                114,000
   Net operating loss and tax credit carryforwards                                 222,000                280,000
                                                                                   -------                -------
                                                                                 1,070,000              1,244,000
                                                                                 ---------              ---------

   Net deferred tax assets                                                        $315,000               $559,000
                                                                                  ========               ========


     The net deferred tax assets have been classified on the accompanying consolidated balance sheets as of November 30 as follows:

                                                                                   1998                  1999
                                                                                   ----                  ----
Current assets                                                                 $   766,000            $ 1,160,000
Noncurrent assets                                                                   29,000                      -
Long-term liabilities                                                             (480,000)              (601,000)
                                                                               -----------            -----------

                                                                               $   315,000            $   559,000
                                                                               ===========            ===========

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  INCOME TAX MATTERS (CONTINUED)

                                        1998                  1999
                                        ----                  ----
Current:
   U.S. Federal                        $      -             $2,955,000
   State                                  7,000                576,000
   Foreign                                    -                188,000
                                       --------             ----------
                                          7,000              3,719,000
                                       --------             ----------

Deferred:
   U.S. Federal                         (65,000)              (160,000)
   State                                (12,000)              (293,000)
   Foreign                                    -                (51,000)
                                       --------             ----------
                                        (77,000)              (504,000)
                                       --------             ----------

                                       $(70,000)            $3,215,000
                                       =========            ==========

     The historical income tax provision for fiscal years 1998 and 1999 differs from the amount of income tax determined by applying the U. S. federal income tax rate to pretax income due to the following:

                                                                                  1998                1999
                                                                                  ----                ----
Computed "expected" tax rate                                                      35%                  35%
Increase (decrease)
   State income taxes, net of federal benefit                                      6                    4
   Nondeductible purchased in-process research and development                     8                    -
   Nontaxable increase in cash surrender value of officers life insurance         (2)                  (1)
   Deferred tax assets recorded as a result of the S corporation election
     termination                                                                  (2)                   -
   S corporation income and income taxes through October 30, 1998
     included on individual stockholders' returns                                (47)                   -
   Research and development and other tax credits                                  -                   (2)
                                                                                  --                   --

                                                                                  (2)%                 36%
                                                                                  ===                  ==

     State income taxes in fiscal year 1997 differed from the computed "expected" tax due to enterprise zone and other tax credits generated.

     Pretax income for fiscal years 1997 and 1998 was subject to U.S. income taxes. For fiscal 1999, $301,000 and $8,741,000 was subject to foreign and U.S. income taxes, respectively.

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  MAJOR VENDORS

     The Company purchases key components from two vendors. The Company also sells components to these same vendors. Net purchases from these vendors for fiscal years 1997, 1998 and 1999 were as follows:

                        1997              1998                1999
                        ----              ----                ----
        Vendor A         *                  *               $12,040,000
        Vendor B       $4,100,000        $8,500,000           4,600,000


* Net purchases from this vendor during fiscal years 1997 and 1998 were less than 5% of the Company's net sales.

     Net payable or (receivable) balances as of November 30 were as follows:

                             1998                   1999
                             ----                   ----
        Vendor A               *                  $287,000
        Vendor B           $1,201,000             (108,000)

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  SEGMENT INFORMATION, MAJOR CUSTOMERS AND GEOGRAPHICAL INFORMATION

     SEGMENT INFORMATION

     The Company's reportable segments are strategic business units. They are managed separately because each business requires different technology and marketing strategies.

     There are two reportable segments: financial payment solutions and connectivity. Connectivity products include software, firmware and hardware that enable output devices such as printers and fax machines to better communicate over networks and the internet. Financial payment solutions include software, firmware, hardware and imaging supplies that enhance the functionality of these output devices.

     The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies except that interest expense is only recorded by the financial payment solutions segment. Intersegment sales and transfers are accounted for at amounts that assume the sales or transfers were to unrelated third parties at the current market prices at the time of the transactions.

     Management evaluates the performance of each segment based on income or loss from operations before income taxes.

     Financial information with respect to the reportable segments follows:

     FISCAL YEAR 1997 - During fiscal year 1997, the Company's operations were primarily in financial payment solutions. Segment information is not presented for 1997 since all of the Company's revenue is attributed to a single reportable segment.

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. SEGMENT INFORMATION, MAJOR CUSTOMERS AND GEOGRAPHICAL INFORMATION (CONTINUED)

                             FINANCIAL PAYMENT                    UNALLOCATED
                                SOLUTIONS       CONNECTIVITY       CORPORATE            TOTAL
                             -------------------------------------------------------------------
FISCAL YEAR 1998
Revenue                      $ 35,406,000      $    352,000      $       --         $ 35,758,000
Intersegment revenue                 --                --                --                 --
Depreciation and
  amortization expense            615,000             5,000            62,000            682,000
In-process research and
  development                        --                --             857,000            857,000
Interest income                      --                --                --                 --
Interest expense                   70,000              --              31,000            101,000
Segment profit                  6,063,000            17,000        (1,716,000)         4,364,000
Income taxes (credit)             208,000             7,000          (285,000)           (70,000)
Net income                      5,855,000            10,000        (1,431,000)         4,434,000
Segment assets                  6,570,000         2,024,000        11,878,000         20,472,000
Expenditures for
  segment assets                  913,000             4,000              --              917,000

FISCAL YEAR 1999

Revenue                        50,475,000         9,453,000              --           59,928,000
Intersegment revenue              112,000         1,257,000              --            1,369,000
Depreciation and
  amortization expense            625,000            84,000           464,000          1,173,000
Interest income                     1,000              --             230,000            231,000
Interest expense                   89,000              --             145,000            234,000
Segment profit                 10,119,000         1,108,000        (2,185,000)         9,042,000
Income taxes                    3,567,000           424,000          (776,000)         3,215,000
Net income                      6,552,000           684,000        (1,409,000)         5,827,000
Segment assets                 17,560,000         2,774,000        17,826,000         38,160,000
Expenditures for
  segment assets                  462,000           161,000              --              623,000

     For fiscal year 1998, the totals are equal to the Company's consolidated amounts as reported in the consolidated financial statements except for segment assets. The following schedule is presented to reconcile fiscal year 1998 segment assets and fiscal year 1999 amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements.

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. SEGMENT INFORMATION, MAJOR CUSTOMERS AND GEOGRAPHICAL INFORMATION (CONTINUED)

                                                                                 1998             1999
                                                                                 ----             ----
Assets
   Total assets of reportable segments                                       $20,472,000       $38,160,000
   Intersegment receivables                                                     (980,000)         (314,000)
   Investment in subsidiaries                                                   (574,000)         (763,000)
   Other                                                                               -           (25,000)
                                                                             -----------       -----------
     Consolidated assets                                                     $18,918,000       $37,058,000
                                                                             ===========       ===========

Revenue
   Total revenue of reportable segments                                      $35,758,000       $59,928,000
   Intersegment revenue                                                                -        (1,369,000)
                                                                             -----------       -----------
     Consolidated revenue                                                    $35,758,000       $58,559,000
                                                                             ===========       ===========

MAJOR CUSTOMERS

     In fiscal years 1997, 1998 and 1999, the Company had sales to a customer that individually accounted for 16.6%, 17.1% and 11.4% of the Company's total net sales and, as of November 30, 1998 and 1999, the trade receivables from this customer were $710,000 and $1,647,000, respectively.

     In addition, in fiscal year 1999, the Company had sales to another customer that individually accounted for 19.9% of the Company's total net sales and, as of November 30, 1999, the trade receivables from this customer was $3,506,000. Sales to this customer in fiscal years 1997 and 1998 were less than 10% of the Company's net sales.

     All sales to major customers occurred within the financial payment solutions segment.

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. SEGMENT INFORMATION, MAJOR CUSTOMERS AND GEOGRAPHICAL INFORMATION (CONTINUED)

     GEOGRAPHIC INFORMATION

     The Company operates in both U.S. and foreign markets. Geographic sales information is based on the ordering location of the customer. Equipment and leasehold improvements information is based on the physical location of the assets. The following is net sales and equipment and leasehold improvements by geographic region.

                                                                        ALL OTHER
                                                    UNITED STATES       COUNTRIES           TOTAL
                                                  ---------------------------------------------------
FISCAL YEAR 1997
Net sales                                           $28,854,000         $4,580,000       $33,434,000
Equipment and leasehold improvements, net             1,500,000                  -         1,500,000

FISCAL YEAR 1998
Net sales                                           $29,965,000         $5,793,000       $35,758,000
Equipment and leasehold improvements, net             1,905,000                  -         1,905,000

FISCAL YEAR 1999
Net sales                                           $50,788,000         $7,771,000       $58,559,000
Equipment and leasehold improvements, net             1,695,000            168,000         1,863,000

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  CASH FLOW AND OTHER INFORMATION

                                                               1997            1998              1999
                                                           ----------------------------------------------
Cash paid for:
   Interest                                                  $272,000        $118,000          $258,000
                                                             ========        ========          ========

   Income taxes                                              $185,000         $10,000        $2,286,000
                                                             ========         =======        ==========

Supplemental schedule of noncash operating,
investing and financing activities:
   Purchase of Troy XCD, Inc. in 1998 and Telgate
   Equipment Corporation in 1999
   Total purchase price                                      $      -        $3,117,000          $924,000
   Less fair value of common stock and stock
   warrants issued in connection with the acquisition               -         1,479,000           625,000
                                                             --------         ---------           -------

   Cash purchase price                                       $      -        $1,638,000          $299,000
                                                             ========        ==========          ========

   Accounts receivable charged off                            $74,000          $158,000          $121,000
                                                              =======          ========          ========

   Fair value of stock warrants issued in connection
   with the Company's initial public offering                $      -        $        -          $335,000
                                                             ========        ==========          ========


               Supplemental disclosure of cash flow information.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   February 28, 2000                  TROY GROUP, INC.

                                            By  /s/ Patrick J. Dirk
                                               -----------------------------
                                               Patrick J. Dirk
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 28, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                                             TITLE

/s/ Patrick J. Dirk                   Chairman and Chief Executive Officer
---------------------------           (Principal Executive Officer)
Patrick J. Dirk

/s/ Robert S. Messina                 Director, President and Chief Operating
---------------------------           Officer
Robert S. Messina

/s/ Brian P. Dirk                     Director and Vice President
---------------------------
Brian P. Dirk

/s/ Del L. Conrad                     Chief Financial Officer, Treasurer and
---------------------------           Secretary (Principal Financial and
Del L. Conrad                         Accounting Officer)

/s/ Norman B. Keider                  Director
---------------------------
Norman B. Keider

/s/ John B. Zaepfel                   Director
---------------------------
John B. Zaepfel

/s/ William P. O'reilly               Director
---------------------------
William P. O'Reilly

/s/ Gene A. Bier                      Director
---------------------------
Gene A. Bier

/s/ Dr. Harold L. Clark               Director
---------------------------
Dr. Harold L. Clark

                                TROY GROUP, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                   For the fiscal year ended November 30, 1999

ITEM
NO.      DESCRIPTION                                                               METHOD OF FILING
---      -----------                                                               ----------------
 2.1     Merger Purchase Agreement dated October 28, 1998
         between the Company, Troy Merger Subsidiary, Inc. and
         XCD Incorporated and its stockholders...................  Incorporated by reference to Exhibit 2.1 to the
                                                                   Company's Registration Statement on Form S-1
                                                                   (File No.  333-51523).

 3.1     Certificate of Incorporation of the Company.............  Incorporated by reference to Exhibit 3.1 to the
                                                                   Company's Registration Statement on Form S-1
                                                                   (File No.  333-51523).

 3.2     Bylaws of the Company...................................  Incorporated by reference to Exhibit 3.2 to the
                                                                   Company's Registration Statement on Form S-1
                                                                   (File No.  333-51523).

 3.3     Certificate of Ownership and Merger dated May 18, 1998,
         between Troy Group Newco, Inc. and Troy Systems, Inc....  Incorporated by reference to Exhibit 3.3 to the
                                                                   Company's Registration Statement on Form S-1
                                                                   (File No.  333-51523).

 3.4     Agreement and Plan of Merger dated May 18, 1998 between
         Troy Group Newco, Inc. and Troy Systems, Inc............  Incorporated by reference to Exhibit 3.4 to the
                                                                   Company's Registration Statement on Form S-1
                                                                   (File No.  333-51523).

 4.1     Warrant dated December 30, 1998 issued to Broadland
         Capital Partners, as amended through November 1, 1999...  Filed herewith.

 4.2     Warrant dated October 30, 1998 issued to Steve
         Holmes..................................................  Incorporated by reference to Exhibit 4.2 to the
                                                                   Company's Registration Statement on Form S-1
                                                                   (File No.  333-51523).

 4.3     Warrant dated June 1, 1998 issued to Raymond F.
         Schuler, as amended through June 8, 1999................  Incorporated by reference to Exhibit 4.3 to the
                                                                   Company's Registration Statement on Form S-1
                                                                   (File No.  333-51523).



10.1     Lease dated March 16, 1995 between the Company and
         RAGCO, as amended on May 18, 1998.......................  Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form
                                                                   S-1 (File No.  333-51523).

10.2     Lease dated July 28, 1993 between Dirk Investments,
         Inc. and the Company....................................  Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form
                                                                   S-1 (File No.  333-51523).

10.3     Lease Amendment to Lease dated July 28, 1993 between
         Dirk Investments, Inc. and the Company..................  Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form
                                                                   S-1 (File No.  333-51523).

10.4     Addendum to Lease dated March 16, 1995 between Dirk
         Investments, Inc. and the Company.......................  Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form
                                                                   S-1 (File No.  333-51523).

10.5     Lease Amendment to Lease dated September 1, 1996
         between Dirk Investments, Inc. and the Company..........  Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form
                                                                   S-1 (File No.  333-51523).

10.6     Lease dated March 1, 1998 between Sanwa Bank California
         and XCD, Inc. and a Consent to Assignment of Lease,
         Assignment and Acceptance dated October 23, 1998
         between Sanwa Bank California, XCD, Inc. and Troy XCD,
         Inc.....................................................  Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form
                                                                   S-1 (File No.  333-51523).

10.7     1996 Stock Option Plan..................................  Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form
                                                                   S-1 (File No.  333-51523).

10.8     1998 Stock Incentive Plan...............................  Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form
                                                                   S-1 (File No.  333-51523).

10.9     1998 Employee Stock Purchase Plan.......................  Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form
                                                                   S-1 (File No.  333-51523).




10.10    Non-Competition Agreement dated November 27, 1996
         between Robert Messina and the Company..................  Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form
                                                                   S-1 (File No.  333-51523).

10.11    Restated Consulting Agreement dated October 1, 1997
         between the Company and Broadland Capital Partners, as
         amended through November 1, 1999........................  Filed herewith.

10.12    Form of Indemnification Agreement for directors and
         executive officers of the Company.......................  Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form
                                                                   S-1 (File No.  333-51523).

10.13    MICR Supplies Agreement dated February 6, 1998 between
         the Company and IBM Printing Systems Company (1)........  Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form
                                                                   S-1 (File No.  333-51523).

10.14    Form of Tax Agreement Relating to S
         Corporation Distributions by and
         between the Company and the Dirk
         Stockholders............................................  Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form
                                                                   S-1 (File No.  333-51523).

10.15    Loan Agreement and Security Agreement dated October 20,
         1998 between the Company and Comerica Bank-California...  Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form
                                                                   S-1 (File No.  333-51523).

10.16    Amendment No. 1 to Loan and Security Agreement
         (Accounts and Inventory) dated October 28, 1999 between
         the Company and Comerica Bank - California..............  Filed herewith.

10.17    Variable Rate Installment Note dated October 20, 1998
         in favor of Comerica Bank-California....................  Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form
                                                                   S-1 (File No.  333-51523).

10.18    Variable Rate Installment Note dated October 20, 1998
         in favor of Comerica Bank-California....................  Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form
                                                                   S-1 (File No.  333-51523).

10.19    Acquisition Note dated October 28, 1999 in favor of
         Comerica Bank - California .............................  Filed herewith.




10.20    Guaranty dated October 20, 1998 by the majority
         stockholders............................................  Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form
                                                                   S-1 (File No.  333-51523).

10.21    Letter dated October 3, 1997 to RAGCO from the Company..
                                                                   Incorporated by reference to Exhibit 10.21 to
                                                                   the Company's Registration Statement on Form
                                                                   S-1 (File No.  333-51523).

10.22    Bill of Sale and Assignment and Assumption Agreement
         dated May 31, 1998 between Troy Group, Inc. and Troy
         Systems International, Inc..............................  Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form
                                                                   S-1 (File No.  333-51523).

10.23    Form of Subscription Agreement..........................  Incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form
                                                                   S-1 (File No.  333-51523).

10.24    Reseller Agreement dated April 1, 1996 between the
         Company and Hewlett-Packard Company (1).................  Incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form
                                                                   S-1 (File No.  333-51523).

21.1     Subsidiaries of the Registrant..........................  Filed herewith.

23.1     Consent of McGladrey & Pullen, LLP,
         Independent Auditors ...................................  Filed herewith.

27.1     Financial Data Schedule.................................  Filed herewith.


----------------
(1) Confidential treatment has been requested with respect to designated portions contained within such document. Such portions have been omitted and filed separately with the Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.