Form 10-K405/A
period 1999-11-30
TROY GROUP INC
filed 2000-03-01
CIK 1060595

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                AMENDMENT NO. 1 TO
                                   FORM 10-K/A


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

THE TROY GROUP FINANCIAL PAYMENT SOLUTIONS

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

     We believe that MICR (magnetic ink character recognition) line information will continue to be the controlling number for bank account payments and transfers and that our expertise in MICR since 1971 (as discussed below) will lead us to a strong position as a leader in e-commerce payment solutions.


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

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 1, 2000                      TROY GROUP, INC.

                                            By  /s/ Del L. Conrad
                                               -----------------------------
                                               Del L. Conrad
                                               Chief Financial Officer
                                               Treasurer and Secretary

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

 4.1     Warrant dated December 30, 1998 issued to Broadland
         Capital Partners, as amended through November 1, 1999...  Filed herewith.*

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

10.11    Restated Consulting Agreement dated October 1, 1997
         between the Company and Broadland Capital Partners, as
         amended through November 1, 1999........................  Filed herewith.*

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

10.16    Amendment No. 1 to Loan and Security Agreement
         (Accounts and Inventory) dated October 28, 1999 between
         the Company and Comerica Bank - California..............  Filed herewith.*

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

10.19    Acquisition Note dated October 28, 1999 in favor of
         Comerica Bank - California .............................  Filed herewith.*




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

21.1     Subsidiaries of the Registrant..........................  Filed herewith.*

23.1     Consent of McGladrey & Pullen, LLP,
         Independent Auditors ...................................  Filed herewith.*

27.1     Financial Data Schedule.................................  Filed herewith.*



----------------
*    Indicates item filed with the Company's Form 10-K on February 28, 2000.
(1) Confidential treatment has been requested with respect to designated portions contained within such document. Such portions have been omitted and filed separately with the Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.