Form 10-Q
period 2000-02-29
TROY GROUP INC
filed 2000-04-14
CIK 1060595

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended FEBRUARY 29, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

                        Commission File Number: 000-24413


                                TROY GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                               33-0807798
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


          2331 SOUTH PULLMAN STREET
            SANTA ANA, CALIFORNIA                           92705
  (Address of principal executive offices)               (Zip code)

                                 (949) 250-3280
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         As of April 12, 2000, there were 10,785,128 shares of our Common Stock outstanding.

                                TROY GROUP, INC.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                    QUARTERLY PERIOD ENDED FEBRUARY 29, 2000


                                      INDEX

                                                                                                        Page No.
                                                                                                        --------
PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets
           February 29, 2000 and November 30, 1999..........................................................  3

           Consolidated Statements of Operations
           for the Three Months ended February 29, 2000
           and February 28, 1999............................................................................  4

           Consolidated Statements of Cash Flows
           for the Three Months ended February 29, 2000
           and February 28, 1999............................................................................  5

           Notes to Consolidated Financial Statements.......................................................  6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................................................... 10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk....................................... 14

PART II:  OTHER INFORMATION

Item 1.      Legal Proceedings.............................................................................. 15

Item 2.      Changes in Securities and Use of Proceeds...................................................... 15

Item 3.      Defaults Upon Senior Securities................................................................ 16

Item 4.      Submission of Matters to a Vote of Security Holders............................................ 16

Item 5.      Other Information.............................................................................. 16

Item 6.      Exhibits and Reports on Form 8-K............................................................... 16


PART I:  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                TROY GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                   FEBRUARY 29,         NOVEMBER 30,
                                     ASSETS                                            2000                 1999
                                                                                    (Unaudited)
                                                                                  ----------------    -----------------
Current assets:
   Cash and cash equivalents..................................................    $     5,342         $       4,783
   Investment in available-for-sale securities................................         11,758                 7,647
   Accounts receivable, less allowance for doubtful accounts of $312,000, and
         $294,000, respectively...............................................          7,825                12,530
   Inventories................................................................          5,896                 5,082
   Prepaid expenses and other.................................................            110                   140
   Deferred tax assets  ......................................................          1,160                 1,160
                                                                                  ----------------    -----------------


        Total current assets..................................................         32,091                31,342
Equipment and leasehold improvements, net.....................................          1,878                 1,863
Other assets..................................................................          8,029                 3,853
                                                                                  ----------------    -----------------
        Total assets..........................................................        $41,998               $37,058
                                                                                  ================    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt..........................................    $        59         $          64
   Accounts payable...........................................................          3,819                 2,495
   Accrued expenses...........................................................          1,927                 2,322
   Income taxes payable.......................................................          1,426                 1,208
   Deferred service revenue...................................................            651                   242
                                                                                  ----------------    -----------------
        Total current liabilities.............................................          7,882                 6,331
                                                                                  ----------------    -----------------
Long-term debt, net of current portion........................................            320                   331
                                                                                  ----------------    -----------------
Deferred tax liabilities......................................................            601                   601
                                                                                  ----------------    -----------------

Stockholders' equity:
   Common stock, par value $.01 per share;  authorized  50,000,000 shares, issued
      2000 10,762,249 shares; and 1999 10,663,941 shares......................            108                   107
   Preferred stock, no par value, authorized 5,000,000 shares, issued none....            ---                   ---
   Additional paid-in capital.................................................         19,176                17,397
   Retained earnings..........................................................         13,911                12,291
                                                                                  ----------------    -----------------
        Total stockholders' equity............................................         33,195                29,795
                                                                                  ----------------    -----------------
        Total liabilities and stockholders' equity............................    $    41,998         $      37,058
                                                                                  ================    =================


                 See Notes to Consolidated Financial Statements.

                                TROY GROUP, INC.
                             CONSOLIDATED STATEMENTS
                                  OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            THREE MONTHS ENDED
                                                       ------------------------------
                                                       FEBRUARY 29,    FEBRUARY 28,
                                                           2000            1999
                                                       --------------  --------------
Net sales...........................................   $   13,886      $    11,400
Cost of goods sold..................................        7,190            6,799
                                                       --------------  --------------
      Gross profit..................................        6,696            4,601
                                                       --------------  --------------
Operating expenses:
   Selling, general and administrative .............        3,241            2,121
   Research and development.........................          987              810
                                                       --------------  --------------
      Operating income..............................        2,468            1,670



Interest income.....................................          192               --
Interest expense....................................           (7)             (78)
                                                       --------------  --------------
   Income before income taxes.......................        2,653            1,592
Provision for income taxes..........................        1,035              637
                                                       --------------  --------------
      Net income....................................   $    1,618      $       955
                                                       ==============  ==============
Net income per share:
   Basic ...........................................   $      .15      $       .12
                                                       ==============  ==============
   Diluted..........................................   $      .14      $       .12
                                                       ==============  ==============
Weighted-average shares outstanding:
   Basic ...........................................         10,698           7,671
                                                       ==============  ==============
   Diluted..........................................         11,498           8,002
                                                       ==============  ==============



                 See Notes to Consolidated Financial Statements.

                                TROY GROUP, INC.
                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                   THREE MONTHS ENDED
                                                             ------------------------------
                                                              FEBRUARY 29,     FEBRUARY 28,
                                                                  2000             1999
                                                             ---------------  -------------
Cash flows from operating activities:
   Net income ...........................................    $    1,618       $      955
   Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
      Depreciation and amortization......................           344              224
      Provision for doubtful accounts....................            30                3
        Amortization of investment discounts, net........           (73)              --
      Changes in working capital components,
        net of effects from acquisition of American
        Development, Inc.
         (Increase) decrease in:
           Accounts receivable...........................         4,852           (1,138)
           Income taxes refund receivable................            --              319
           Inventories...................................          (814)            (157)
           Prepaid expenses and other....................            30               (6)
         Increase (decrease) in:
           Accounts payable..............................         1,324             (153)
           Accrued expenses..............................          (553)            (783)
           Income taxes payable..........................           218              394
           Deferred service revenue......................           409               22
                                                             ---------------  -------------
         Net cash provided by (used in ) operating
           activities....................................         7,385             (320)
                                                             ---------------  -------------
Cash flows from investing activities:
   Acquisition of American Development, Inc..............        (1,233)              --
   Purchase of equipment and leasehold improvements......          (125)            (136)
    Purchase of available-for-sale securities............       (10,700)              --
   Redemption of available-for-sale securities...........         6,662               --
   Increase in other assets..............................        (1,553)             (57)
                                                             ---------------  -------------
      Net cash (used in) investing activities............        (6,949)            (193)
                                                             ---------------  -------------
Cash flows from financing activities:
   Borrowings on notes payable...........................            --            5,503
   Payments on notes payable.............................            --           (6,197)
   Proceeds from issuance of debt........................            --              670
   Principal payments on debt............................          (241)            (240)
   Increase in checks issued not presented
      for payment........................................            --              497
    Proceeds from issuance of common stock...............           364               --
                                                             ---------------  -------------
      Net cash provided by financing
         activities......................................           123              233
                                                             ---------------  -------------
      Net increase (decrease) in cash and
         cash equivalents ...............................           559             (280)
Cash and cash equivalents, beginning of period...........         4,783              308
                                                             ---------------  -------------
Cash and cash equivalents, end of period.................    $    5,342       $       28
                                                             ===============  =============


                 See Notes to Consolidated Financial Statements.

                                TROY GROUP, INC.
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended February 29, 2000 are not necessarily indicative of the results that may be expected for the year ended November 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for its fiscal year ended November 30, 1999 (File No. 000-24413).

NOTE 2. INVENTORIES

Inventories consisted of the following as of February 29, 2000 and November 30, 1999 (amounts in thousands):


                                              February 29, 2000             November 30, 1999
                                              -----------------             -----------------
Raw materials..........................           $ 3,871                         $ 3,692
Work-in-process..........................             388                             187
Finished goods...........................           1,637                           1,203
                                                  -------                         -------
     Total...............................         $ 5,896                         $ 5,082
                                                  =======                         =======


NOTE 3. INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

As of February 29, 2000, the Company had approximately $11.8 million in corporate debt and marketable equity securities with contractual maturity dates of up to one year which management has determined should be classified as available-for-sale. Market values approximated carrying values. Accordingly, no unrealized gains or losses were recorded at February 29, 2000. There were no gains or loss recognized for the three months ended February 29, 2000 or February 28, 1999.

NOTE 4.  STOCK OPTION PLANS

During the three months ended February 29, 2000, the Company granted options to acquire 25,000 shares of common stock at a weighted-average exercise price of $13.38 per share. The following is a summary of total outstanding options at February 29, 2000:


                              Options Outstanding                                        Options Exercisable
                              -------------------                                        -------------------
                                                               Weighted-
                                            Weighted-           Average                                 Weighted-
 Range of                Number of           Average           Remaining             Number of           Average
Exercise Prices           Options         Exercise Price    Contractual Life          Options        Exercise Price
---------------           -------         --------------    ----------------          -------        --------------
$ 6.38 -  8.00           1,144,000            $ 6.88            9.5 years            210,000             $6.88
$13.16 - 14.25              25,000            $13.38            9.8 years                 --                --
                       ------------
                         1,169,000


At February 29, 2000, there were 47,341 shares remaining available for grant under the plans. On April 6, 2000, the Company's stockholders approved an increase in the number of shares available for grant under the plans by 1.5 million shares.

NOTE 5.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:


                                                               Three Months Ended
                                                               ------------------
                                                  (amounts in thousands, except per share data)

                                                   February 29, 2000       February 28, 1999
                                                   -----------------       -----------------
NUMERATOR FOR BASIC AND DILUTED NET INCOME PER
SHARE:

Net income...................................              $1,618                  $955
                                                           ======                  ====

DENOMINATOR:

Denominator for basic net income per share -
weighted-average shares outstanding..........              10,698                 7,671
Effect of employee stock options and
warrants.....................................                 800                   331
                                                           ------                 -----
Denominator for diluted net income
per share....................................              11,498                 8,002
                                                           ======                 =====


NET INCOME PER SHARE:

Basic........................................              $0.15                 $0.12
                                                           =====                 =====
Diluted......................................              $0.14                 $0.12
                                                           =====                 =====


NOTE 6.  BUSINESS COMBINATION

AMERICAN DEVELOPMENT, INC.

On February 18, 2000, the Company acquired certain assets and assumed certain liabilities of American Development, Inc., a software development company, in exchange for 42,654 shares of $0.01 par value common stock, $1,179,000 in cash and $54,000 in direct expenses. The total acquisition cost was $2,652,000, including $330,000 recorded in connection with warrants issued to a consultant, and was preliminarily allocated as follows:


     Current assets.........................................................    $  177,000
     Equipment and leasehold improvements...................................        61,000
     Other Assets..........................................................:        94,000
     Intangible assets, including customer list, assembled
       workforce, core technology and goodwill..............................     2,703,000
     Current liabilities assumed............................................      (383,000)
                                                                                ----------

                                                                                $2,652,000
                                                                                ==========


The acquisition has been accounted for as a purchase and results of operations of American Development, Inc. since the date of acquisition are included in the Company's consolidated financial statements.

Pro forma consolidated results of operations for the three months ended February 29, 2000 as though American Development, Inc. had been acquired as of December 1, 1999 are as follows (amounts in thousands, except per share data):


     Sales..................................................................  $  14,139
                                                                              =========
     Net income.............................................................      1,566
                                                                              =========
     Net income per share:
       Basic................................................................       0.15
                                                                              =========
       Diluted..............................................................       0.14
                                                                              =========


The above amounts reflect pro forma adjustments for amortization of intangibles and number of shares outstanding. This pro forma financial information does not purport to be indicative of the results of operations had the American Development, Inc. acquisition actually taken place at the earlier date.

NOTE 7.  SEGMENT INFORMATION

The following tables summarize revenues and net income (loss) by operating segment and unallocated corporate for the three months ended February 29, 2000 and February 28, 1999:


                                                               Three Months Ended
                                                               ------------------
                                                              (amounts in thousands)


                                                   February 29, 2000       February 28, 1999
                                                   -----------------       -----------------
Revenues:

Financial Payment Solutions..................            $  9,572              $  9,293
Connectivity.................................               4,314                 2,107
                                                         --------              --------
                                                         $ 13,886              $ 11,400
                                                         ========              ========

Net income (loss):

Financial Payment Solutions..................            $  1,019              $  1,164
Connectivity.................................               1,199                   144
Unallocated Corporate........................                (600)                 (353)
                                                         --------              --------
                                                         $  1,618              $    955
                                                         ========              ========


NOTE 8.  CASH FLOW INFORMATION

Supplemental disclosure of cash flow information

  Acquisition of American Development, Inc., including assets acquired and liabilities assumed (amounts in thousands):


                                                               Three months ended
                                                                February 29, 2000
                                                                -----------------
     Cash paid during the period for:
       Interest..........................................            $    2
                                                                     ======
       Income taxes......................................            $  787
                                                                     ======
     Supplemental schedule of noncash investing and
       financing activities
       Purchase of American Development, Inc.
         Total purchase price............................            $2,652
         Less fair value of common stock and stock
            warrants issued in connection with the
            acquisitions.................................             1,419
                                                                     ------
         Cash purchase price.............................            $1,233
                                                                     ======


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

         Various risks and uncertainties could cause actual results to differ materially from those expressed in such forward-looking statements. These risks and uncertainties include those related to the continued growth in acceptance of eCheck Secure by e-merchants and e-consumers; our ability to integrate and offer ACH solutions with our eCheck Secure software; the timely and successful development and integration of the Bluetooth standard with the JetSend protocol; the market acceptance of products incorporating wireless printing technologies; the ability to continue to develop and market other e-commerce payment, networked payment and wireless and other connectivity technologies; our ability to refocus our management and resources on the emerging eCheck Secure-TM- and wireless printing technologies; the ability to hire and retain qualified management, technology and other personnel; the impact of competition from existing and new technologies and companies; the ability to identify and assimilate acquired companies and technologies, the continued demand for printed financial documents; and the other factors set forth in our periodic reports and other documents filed with the Securities and Exchange Commission from time to time.

BACKGROUND

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

         On February 18, 2000, we acquired certain assets and assumed certain liabilities of American Development, Inc. (AMDev), a leading software developer and processor of Automatic Clearing House (ACH) solutions which is now known as Troy AMDev. We are currently working towards integrating the AMDev solution with our eCheck Secure-TM- Internet software to provide e-merchants with a complete electronic payment settlement system, which we believe should expand the number of applications for ECheck Secure-TM-.

         Our connectivity products enhance the connectivity of devices that transmit information over computer networks and the Internet.

         In early April 2000, we announced our initiatives to realign staff and resources to more aggressively pursue our ECheck Secure(TM) opportunity. During the next several months, we intend to hire additional engineering and sales and marketing professionals as a part of these initiatives. We also have announced that Hewlett-Packard selected us to integrate the Bluetooth wireless standard into its JetSend communications protocol. We believe that these business opportunities will be a substantial part of our future growth

OVERVIEW

         Net sales are generated from the sale of our connectivity and financial payment solutions and services. We recognize revenue from the sale of our products when the goods are shipped to the customer, we recognize service revenue over the period of the contract on a straight-line basis and during the three months ended February 29, 2000 we recognized revenue from the sale of a software license agreement by the percentage of completion method. In the three months ended February 29, 2000 and the fiscal year ended November 30, 1999, a reseller of our imaging supplies, Cannon IV Inc., accounted for 10.4% and 11.4%, respectively, of our net sales, of which we believe a significant portion was sold to a single customer. In addition, a reseller of our laser printers and connectivity products, Comark, Inc. also sold products to this same customer which accounted for 1.0% and 19.9%, respectively, of our net sales for the three months ended February 29, 2000 and the fiscal year ended November 30, 1999, although the percentage of net sales for fiscal 1999 was due to a significant replacement order of laser printers during that year and is not believed to be indicative of percentages of net sales for future periods. We also sell our products directly to the significant customer of Cannon IV and Comark. Direct sales to these resellers' significant customer were 1.3% and 2.6% of our net sales for the three months ended February 29, 2000 and the fiscal year ended November 30, 1999, respectively. We do not have a written or oral contract with Cannon IV, Comark or their significant customer. All sales are made through purchase orders.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of net sales


                                                                         Three Months Ended
                                                              ------------------------------------------

                                                                February 29,          February 28,
                                                                     2000                 1999
                                                                    ------             ------
Net sales................................................            100.0%             100.0%
Cost of goods sold.......................................             51.8               59.6
                                                                    ------             ------
Gross Profit.............................................             48.2               40.4
Selling, general and administrative expenses.............             23.3               18.6
Research and development expenses........................              7.1                7.1
                                                                    ------             ------
Operating income.........................................             17.8               14.7
Interest income..........................................              1.4                 --
Interest expense.........................................             (0.1)              (0.7)
                                                                    ------             ------
Income before income taxes ..............................             19.1               14.0
Provision for income taxes ..............................              7.5                5.6
                                                                    ------             ------
Net income...............................................             11.6%               8.4%
                                                                    ======             ======


THREE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1999

         NET SALES. Our net sales were $13.9 million for the three months ended February 29, 2000, with $9.6 million attributable to output enhancement products and $4.3 million attributable to connectivity products and software. This represented an increase in net sales of $2.5 million or 21.8% from $11.4 million in the three months ended February 28, 1999. This increase was due primarily to an increase of $2.2 million in sales of connectivity products, and an increase of $1.1 million in sales of our proprietary imaging supplies. These increases were offset by an $800,000 decrease in sales of our laser printers, impact printers and services. Net sales were not significantly affected by price changes.

         COST OF GOODS SOLD. Cost of goods sold increased by $400,000 or 5.8% to $7.2 million in the three months ended February 29, 2000 from $6.8 million in the three months ended February 28, 1999. This increase was primarily due to increased net sales. Cost of goods sold as a percentage of net sales decreased to 51.8% in the first quarter of 2000 from 59.6% in the first quarter of 1999. This decrease was primarily due to the sale of a significant amount of connectivity software during the first quarter of 2000 at an increased profit margin.

         GROSS PROFIT. As a result of the above factors, gross profit increased by $2.1 million or 45.5% to $6.7 million in the three months ended February 29, 2000 from $4.6 million in the three months ended February 28, 1999. Gross profit as a percentage of net sales increased to 48.2% in the first quarter of 2000 from 40.4% in the first quarter of 1999. This increase was also primarily due to the sale of a significant amount of connectivity software during the first quarter of 2000 at an increased profit margin.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.1 million or 52.8% to $3.2 million in the three months ended February 29, 2000 from $2.1 million in the three months ended February 28, 1999. This increase was due primarily to additional operating expenses of $200,000 as a result of the acquisitions of Troy Telgate and Troy AMDev, an increase of $900,000 due to increases in personnel, amortization of intangible assets due to the acquisitions, promotions and other expenses. Selling, general and administrative expenses as a percentage of net sales increased to 23.3% in the first quarter of 2000 from 18.6% in the first quarter of 1999, due to our acquisition strategy and our associated growth requirements.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $177,000 or 21.9% to $987,000 in the three months ended February 29, 2000 from $810,000 in the three months ended February 28, 1999. Of this increase, $120,000 was due to additional research and development expenses as a result of the acquisitions of Troy Telgate and Troy AMDev. Research and development expenses as a percentage of net sales was 7.1% in both the first quarter of 2000 and the first quarter of 1999.

         OPERATING INCOME. As a result of the above factors, operating income increased by $800,000 or 47.8% to $2.5 million in the three months ended February 29, 2000 from $1.7 million in the three months ended February 28, 1999. Operating income as a percentage of net sales increased to 17.8% in the first quarter of 2000 from 14.7% in the first quarter of 1999.

         INTEREST INCOME. Interest income was $192,000 in the three months ended February 29, 2000. This income was due to our investment of proceeds from our initial public offering. We did not have interest income in the three months ended February 28, 1999.

         INTEREST EXPENSE. Interest expense decreased by $71,000 to $7,000 in the three months ended February 29, 2000 from $78,000 in the three months ended February 28, 1999. This decrease was due to decreased borrowings under our line of credit and term debt.

         INCOME TAXES. Income taxes increased to $1.0 million in the three months ended February 29, 2000 from $637,000 in the three months ended February 28, 1999. This increase is a result of increased income before income taxes. Income taxes as a percentage of pretax income decreased to 39.0% in the first quarter of 2000 from 40.0% in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operating activities were $7.4 million in the three months ended February 29, 2000 compared to $300,000 used in operating activities in the three months ended February 28, 1999. The cash flows provided by operating activities in the three months ended February 29, 2000 were comparatively greater than in the three months ended February 28, 1999 due primarily to a decrease in accounts receivable and an increase in accounts payable, partially offset by an increase in inventories and a decrease in accrued expenses. The receivable decrease resulted primarily from collections. The increase in inventories resulted primarily from increased levels to meet anticipated sales. The decrease in accrued expenses is primarily the result of payment of incentive compensation for the fiscal year ended November 30, 1999.

         Cash flows used in investing activities were $6.9 million in the three months ended February 29, 2000 compared to $193,000 in the three months ended February 28, 1999. Included in cash flows used in investing activities in the three months ended February 29, 2000 was $4.0 million in net purchases of available-for-sale securities, $1.2 million for our acquisition of Troy AMDev and $1.3 million for prepaid licensing fees.

         Cash flows provided by financing activities were $123,000 in the three months ended February 29, 2000 compared to cash flows provided by financing activities of $233,000 in the three months ended February 28, 1999.

         We currently have a $5,000,000 general line of credit and a $10,000,000 acquisition line of credit with a bank. Both lines of credit are secured by substantially all of our assets and are subject to certain financial covenants. In connection with the general line-of-credit agreement, we have a $650,000 standby letter of credit sublimit agreement of which approximately $380,000 was outstanding at February 29, 2000. There were no borrowings outstanding against either line of credit on February 29, 2000, and as of that date approximately $4,620,000 was available under the general line of credit and all $10,000,000 was available under the acquisition line of credit. The acquisition line of credit expires October 1, 2000 and the general line of credit has no expiration date.

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

         We do not utilize derivative financial instruments. Accordingly, our exposure to market risk is through our investments in available-for-sale securities and our bank debt which bears interest at variable rates. Available-for-sale securities consist of corporate debt and marketable equity securities with contractual maturity dates of up to one year. At February 29, 2000, market values approximated carrying values. Due to the short-term maturities of these securities, management believes that there is no significant market risk. At February 29, 2000, we had approximately $17.1 million in cash, cash equivalents and investments in available-for-sale securities, and, accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the amount of interest earned of $170,000. The bank debt is a revolving line of credit. All borrowings bear interest based upon the reference rate per annum as announced by the bank (8.75% at February 29, 2000). At February 29, 2000, there were no amounts outstanding under the line of credit agreement and, accordingly, a sustained increase in the reference rate of 1% would not cause our annual interest expense to change.

PART II:  OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

          Not applicable.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

            SALE OF UNREGISTERED SECURITIES

         During the three months ended February 29, 2000, we issued an aggregate of 20,000 shares of common stock in connection with exercises of warrants by a consultant. In addition, on February 18, 2000 we issued an aggregate of 42,654 shares of common stock in connection with our acquisition of certain assets and the assumption of certain liabilities of American Development, Inc. Each issuance was made without registration in reliance on Regulation D, Section 4(2) or Rule 701 under the Securities Act of 1933, as amended. In relying upon these exemptions we made certain inquiries and received certain assurances to establish that the exemptions were available for the issuance. In particular, with respect to our reliance on Regulation D or Section 4(2) we confirmed that:
(i) the offers of sales and sales were made by personal contact from our officers or directors or other persons closely associated with us; (ii) each investor made representations that he or she was sophisticated in relation to this investment and had reviewed certain information made available by us (and we have no reason to believe such representations were incorrect); (iii) each purchaser gave assurance of investment intent and the certificates for the shares bear a legend accordingly; and (iv) offers and sales were made to a limited number of persons.

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

         The aggregate offering price of the shares offered was $17,500,000. All of the offered shares were sold and the net proceeds to Troy from the offering were $14,943,000, after deducting the underwriting discount of $1,575,000 and the estimated offering expenses of approximately $982,000, of which approximately $54,000 was incurred from the effective date through February 29, 2000. All of the expenses incurred in connection with the initial public offering were paid to unrelated parties or entities.

         From July 27, 1999 to February 29, 2000, we have spent the net proceeds from the offering as follows:


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

ITEM 5 - OTHER INFORMATION

          None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)     EXHIBITS.


                  Exhibit
                  Number                  Description
                  ------                  -----------
                  10.1                    1998 Stock Incentive Plan, as amended

                  27.1                    Financial Data Schedule


          (b)     REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   TROY GROUP, INC.


                                                   /s/ Patrick J. Dirk
                                                   -----------------------------
April 14, 2000                                     Patrick J. Dirk
                                                   Chairman, President and
                                                   Chief Executive Officer


                                                   /s/ Del L. Conrad
                                                   -----------------------------
                                                   Del L. Conrad
                                                   Chief Financial Officer

                                  EXHIBIT INDEX


        Item No.           Description                                                 Method of Filing
        --------           -----------                                                 ----------------
         10.1              1998 Stock Incentive Plan, as amended                Filed herewith electronically

         27.1              Financial Data Schedule                              Filed herewith electronically
