Form 10-Q
period 2000-05-31
TROY GROUP INC
filed 2000-07-17
CIK 1060595

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MAY 31, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of July 17, 2000, there were 10,859,514 shares of our Common Stock outstanding.

                                TROY GROUP, INC.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                       QUARTERLY PERIOD ENDED MAY 31, 2000


                                      INDEX

                                                                        PAGE NO.

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         May 31, 2000 and November 30, 1999.............................  2

         Consolidated Statements of Operations
         for the Three Months and Six Months ended May 31, 2000
         and May 31, 1999...............................................  3

         Consolidated Statements of Cash Flows
         for the Six Months ended May 31, 2000
         and May 31, 1999...............................................  4

         Notes to Consolidated Financial Statements.....................  5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................  9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..... 13

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.............................................. 14

Item 2.  Changes in Securities and Use of Proceeds...................... 14

Item 3.  Defaults Upon Senior Securities................................ 14

Item 4.  Submission of Matters to a Vote of Security Holders............ 14

Item 5.  Other Information.............................................. 14

Item 6.  Exhibits and Reports on Form 8-K............................... 15

                          PART I: FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                                TROY GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS                                     MAY 31, 2000    NOVEMBER 30,
                                                                                 (Unaudited)       1999
                                                                                   -------        -------
Current assets:
   Cash and cash equivalents ...................................................   $ 6,679        $ 4,783
    Investment in available-for-sale securities ................................     8,133          7,647
   Accounts receivable, less allowance for doubtful accounts of $336 and $294,
       respectively ............................................................     7,897         12,530
   Inventories .................................................................     5,644          5,082
   Prepaid expenses and other ..................................................       956            140
   Deferred tax assets .........................................................     1,160          1,160
                                                                                   -------        -------
        Total current assets ...................................................    30,469         31,342
Equipment and leasehold improvements, net ......................................     1,876          1,863
Other assets ...................................................................     9,988          3,853
                                                                                   -------        -------
        Total assets ...........................................................   $42,333        $37,058
                                                                                   =======        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt ...........................................   $    59        $    64
   Accounts payable ............................................................     3,036          2,495
   Accrued expenses ............................................................     2,715          2,322
   Income taxes payable ........................................................       727          1,208
   Deferred service revenue ....................................................       188            242
                                                                                   -------        -------
        Total current liabilities ..............................................     6,725          6,331
                                                                                   -------        -------
Long-term debt, net of current portion .........................................       304            331
                                                                                   -------        -------
Deferred tax liabilities .......................................................       601            601
                                                                                   -------        -------



Stockholders' equity:
   Common stock, par value $.01 per share;  authorized 50,000,000 shares, issued
      2000 10,859,514 shares; and 1999 10,663,941 shares .......................       109            107
   Preferred stock, no par value, authorized 5,000,000 shares, issued none .....      --             --
   Additional paid-in capital ..................................................    20,468         17,397
   Retained earnings ...........................................................    14,126         12,291
                                                                                   -------        -------
        Total stockholders' equity .............................................    34,703         29,795
                                                                                   -------        -------
        Total liabilities and stockholders' equity .............................   $42,333        $37,058
                                                                                   =======        =======

                 See Notes to Consolidated Financial Statements.

                                TROY GROUP, INC.
                             CONSOLIDATED STATEMENTS
                                  OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                         --------------------    --------------------
                                          MAY 31,     MAY 31,     MAY 31,     MAY 31,
                                           2000        1999        2000        1999
                                         --------    --------    --------    --------
Net sales ............................   $ 11,632    $ 12,066    $ 25,518    $ 23,466
Cost of goods sold ...................      6,740       7,368      13,930      14,167
                                         --------    --------    --------    --------
      Gross profit ...................      4,892       4,698      11,588       9,299
                                         --------    --------    --------    --------
Operating expenses:
   Selling, general and administrative      3,772       1,915       7,013       4,036
   Research and development ..........      1,012         932       1,999       1,742
                                         --------    --------    --------    --------
      Operating income ...............        108       1,851       2,576       3,521

Interest income ......................        232        --           424        --
Interest expense .....................         (5)        (84)        (12)       (162)
                                         --------    --------    --------    --------
   Income before income taxes ........        335       1,767       2,988       3,359
Provision for income taxes ...........        118         697       1,153       1,334
                                         --------    --------    --------    --------
      Net income .....................   $    217    $  1,070    $  1,835    $  2,025
                                         ========    ========    ========    ========
Net income per share:
   Basic .............................   $    .02    $    .14    $    .17    $    .26
                                         ========    ========    ========    ========
   Diluted ...........................   $    .02    $    .13    $    .16    $    .25
                                         ========    ========    ========    ========
Weighted-average shares outstanding:
   Basic .............................     10,817       7,687      10,757       7,679
                                         ========    ========    ========    ========
   Diluted ...........................     11,640       8,038      11,569       8,020
                                         ========    ========    ========    ========

                 See Notes to Consolidated Financial Statements.

                                TROY GROUP, INC.
                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   SIX MONTHS ENDED
                                                              -------------------------
                                                               MAY 31,          MAY 31,
                                                                2000             1999
                                                              --------         --------
Cash flows from operating activities:
   Net income .............................................   $  1,835         $  2,025
   Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
      Depreciation and amortization .......................        695              467
      Provision for doubtful accounts .....................         62               29
        Amortization of investment discounts, net .........       (129)            --
      Changes in working capital components,
        net of effects from acquisition of companies:
         (Increase) decrease in:
           Accounts receivable ............................      5,049           (1,297)
           Income taxes refund receivable .................       --                319
           Inventories ....................................       (562)          (1,194)
           Prepaid expenses and other .....................       (816)             (81)
         Increase (decrease) in:
           Accounts payable ...............................        541              (91)
           Accrued expenses ...............................        188             (879)
           Income taxes payable ...........................       (481)             655
           Deferred service revenue .......................        (54)               9
                                                              --------         --------
         Net cash provided by (used in) operating
           Activities .....................................      6,328              (38)
                                                              --------         --------

Cash flows from investing activities:
   Acquisition of companies ...............................     (3,240)            (299)
   Purchase of equipment and leasehold improvements .......       (252)            (338)
   Purchase of available-for-sale securities ..............     (5,500)            --
   Maturities of available-for-sale securities ............      5,143             --
   Increase in other assets ...............................       (900)            (271)
                                                              --------         --------
      Net cash (used in) investing activities .............     (4,749)            (908)
                                                              --------         --------

Cash flows from financing activities:
   Borrowings on notes payable ............................       --             12,097
   Payments on notes payable ..............................       --            (12,040)
   Proceeds from issuance of debt .........................       --                670
   Principal payments on debt .............................       (257)            (480)
   Increase in checks issued not presented for payment ....       --                633
    Proceeds from issuance of common stock ................        574             --
   Dividends paid .........................................       --               (200)
                                                              --------         --------
      Net cash provided by financing activities ...........        317              680
                                                              --------         --------

      Net increase (decrease) in cash and cash equivalents       1,896             (266)
Cash and cash equivalents, beginning of period ............      4,783              308
                                                              --------         --------
Cash and cash equivalents, end of period ..................   $  6,679         $     42
                                                              ========         ========

                 See Notes to Consolidated Financial Statements.

                                TROY GROUP, INC.
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended May 31, 2000 are not necessarily indicative of the results that may be expected for the year ended November 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for its fiscal year ended November 30, 1999 (File No. 000-24413).

NOTE 2.  INVENTORIES

Inventories consisted of the following as of May 31, 2000 and November 30, 1999 (amounts in thousands):

                                                MAY 31, 2000           NOVEMBER 30, 1999
                                                ------------           -----------------
Raw materials............................          $3,457                   $3,692
Work-in-process..........................             308                      187
Finished goods...........................           1,879                    1,203
                                                   ------                   ------
     Total...............................          $5,644                   $5,082
                                                   ======                   ======

NOTE 3.  INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

As of May 31, 2000, the Company had approximately $8.1 million in corporate debt and marketable equity securities which management has determined should be classified as available-for-sale. Approximately $5.5 million of these securities have contractual maturity dates of up to one year and $2.6 million of these securities have no maturity date. Market values approximated carrying values. Accordingly, no unrealized gains or losses were recorded at May 31, 2000. There were no gains or loss recognized for the six months ended May 31, 2000 or May 31, 1999.

NOTE 4.  STOCK OPTION PLANS

During the three months ended May 31, 2000, the Company granted options to acquire 225,000 shares of common stock at a weighted-average exercise price of $8.75 per share. The following is a summary of total outstanding options at May 31, 2000:

                                        Options Outstanding                              Options Exercisable
                      ------------------------------------------------------         -------------------------------
                                                               Weighted-
                                             Weighted-          Average                                Weighted-
     Range of            Number of            Average          Remaining             Number of          Average
  Exercise Prices         Options          Exercise Price   Contractual Life          Options         Exercise Price
  ---------------         -------          --------------   ----------------          -------         --------------
   $6.38 - $8.75          1,344,000             $7.18              9.34               145,000            $6.83
  $13.16 - $14.25            25,000            $13.30              9.50                   ---              ---
                        -----------
                          1,369,000
                        ===========


At May 31, 2000, there were 1,322,341 shares remaining available for grant under the Company's option plans.

NOTE 5.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                               Three Months Ended                           Six Months Ended
                                               ------------------                           ----------------
                                        (amounts in thousands, except per           (amounts in thousands, except per
                                                   share data)                                 share data)
                                         May 31, 2000          May 31, 1999       May 31, 2000          May 31, 1999
                                         ------------          ------------       ------------          ------------
NUMERATOR FOR BASIC AND DILUTED NET
INCOME PER SHARE:

Net income..........................          $217               $1,070                $1,835             $2,025
                                              ====               ======                ======             ======

DENOMINATOR:

Denominator for basic net income
per share - weighted-average shares
outstanding.........................        10,817                7,687                10,757              7,679

Effect of employee stock options
and warrants........................           823                  351                   812                341
                                            ------                -----                ------              -----

Denominator for diluted net income
per share...........................        11,640                8,038                11,569              8,020
                                            ======                =====                ======              =====


NET INCOME PER SHARE:

Basic...............................         $ .02               $ .14                 $ .17                $ .26
                                             =====               =====                 =====                =====
Diluted.............................         $ .02               $ .13                 $ .16                $ .25
                                             =====               =====                 =====                =====


NOTE 6.  BUSINESS COMBINATIONS

AMERICAN DEVELOPMENT, INC.

On February 18, 2000, the Company acquired certain assets and assumed certain liabilities of American Development, Inc., a software development company, in exchange for 42,654 shares of $0.01 par value common stock, $1,179,000 in cash and $54,000 in direct expenses. The total acquisition cost was $2,652,000, including $330,000 recorded in connection with warrants issued to a consultant, and was allocated as follows:

  Current assets............................................ $    177,000
  Equipment and leasehold improvements......................       61,000
  Other assets..............................................       94,000
  Intangible assets, including customer list, assembled
    workforce, core technology and goodwill.................    2,703,000
  Current liabilities assumed...............................     (383,000)
                                                             -------------
                                                               $2,652,000
                                                             =============

The acquisition has been accounted for as a purchase and results of operations of American Development, Inc. since the date of acquisition are included in the Company's consolidated financial statements.

Pro forma consolidated results of operations for six months ended May 31, 2000 as though American Development, Inc. had been acquired as of December 1, 1998 are as follows (amounts in thousands, except per share data):

                                                    Six Months Ended
                                                    ----------------
                                             May 31, 2000        May 31, 1999
                                             ------------        ------------
Sales                                          $ 25,771            $ 24,081
                                               ========            ========
Net income                                     $  1,783            $  1,977
                                               ========            ========
Net income per share:
    Basic                                      $    .17            $    .26
                                               ========            ========
    Diluted                                    $    .15            $    .25
                                               ========            ========

The above amounts reflect pro forma adjustments for amortization of intangibles and number of shares outstanding. This pro forma financial information does not purport to be indicative of the results of operations had the American Development, Inc. acquisition actually taken place at the earlier date.

CABLENET TECHNOLOGIES

On May 9, 2000, the Company acquired North Carolina-based CableNet Technologies, which specializes in printer enhancement and connectivity technology, in exchange for 54,386 shares of $0.01 par value common stock, $1,945,000 in cash, $62,000 in direct expenses and $306,000 recorded in connection with warrants issued to a consultant. The total acquisition cost was $3,088,000 and was allocated as follows:


     Current assets............................................. $    301,000
     Equipment and leasehold improvements.......................       17,000
     Intangible assets, including customer list, assembled
       workforce, core technology and goodwill..................    2,817,000
     Current liabilities assumed................................      (47,000)
                                                                  ------------
                                                                   $3,088,000
                                                                  ============

The acquisition has been accounted for as a purchase and results of operations of CableNet Technologies since the date of acquisition are included in the Company's consolidated financial statements.

Pro forma consolidated results of operations for the six months ended May 31, 2000 and 1999 as though CableNet Technologies had been acquired as of December 1, 1998 are as follows (amounts in thousands, except per share data):

                                                   Six Months Ended
                                                   ----------------
                                            May 31, 2000        May 31, 1999
                                            ------------        ------------
Sales                                         $ 26,100            $ 24,159
                                              ========            ========
Net income                                    $  1,843            $  2,012
                                              ========            ========
Net income per share:
    Basic                                     $    .17            $    .26
                                              ========            ========
    Diluted                                   $    .16            $    .25
                                              ========            ========

The above amounts reflect pro forma adjustments for amortization of intangibles and number of shares outstanding. This pro forma financial information does not purport to be indicative of the results of operations had the CableNet Technologies acquisition actually taken place at the earlier date.

NOTE 7.  SEGMENT INFORMATION

The following tables summarize revenues and net income (loss) by operating segment and unallocated corporate for the three and six months ended May 31, 2000 and May 31, 1999:

                                      Three Months Ended                Six Months Ended
                                      ------------------                -----------------
                                    (amounts in thousands)            (amounts in thousands)
                                 May 31, 2000     May 31, 1999     May 31, 2000    May 31, 1999
                                 ------------     ------------     ------------    ------------
Revenues:
Financial Payment Solutions        $  9,538         $  9,978         $ 19,110         $ 19,271
Connectivity ..............           2,094            2,088            6,408            4,195
                                   --------         --------         --------         --------
                                   $ 11,632         $ 12,066         $ 25,518         $ 23,466
                                   ========         ========         ========         ========

Net income (loss):

Financial Payment Solutions        $    878         $  1,154         $  1,897         $  2,318
Connectivity ..............              22              117            1,221              261
Unallocated Corporate .....            (683)            (201)          (1,283)            (554)
                                   --------         --------         --------         --------
                                   $    217         $  1,070         $  1,835         $  2,025
                                   ========         ========         ========         ========


NOTE 8.  CASH FLOW INFORMATION

Supplemental disclosure of cash flow information

                                                                              Six Months Ended
                                                                              ----------------
                                                                           (amounts in thousands)
                                                                          May 31, 2000  May 31, 1999
                                                                          ------------  ------------
Cash paid during the period for:
  Interest.............................................................      $   12        $165
                                                                             ------        ----
  Income taxes                                                               $1,763        $467
                                                                             ------        ----
Supplemental schedule of noncash investing and financing activities
  Purchase of CableNet Technologies and American Development, Inc. in
   2000 and Telgate Equipment Corporation in 1999:
    Total purchase price...............................................      $5,740        $924
    Less fair value of common stock and stock warrants issued in
    connection with the acquisitions...................................       2,500         625
                                                                             ------        ----
    Cash purchase price................................................      $3,240        $299
                                                                             ======        ====

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

         Various risks and uncertainties could cause actual results to differ materially from those expressed in such forward-looking statements. These risks and uncertainties include those related to the continued growth in acceptance of ECheck Secure(TM) by e-merchants and e-consumers; our ability to integrate and offer ACH solutions with our ECheck Secure(TM) software; the timely and successful development and integration of the Bluetooth standard with the JetSend protocol; market acceptance of products incorporating wireless printing technologies; our ability to continue to develop and market other e-commerce payment, networked payment and wireless and other connectivity technologies; our ability to refocus our management and resources on the emerging ECheck Secure(TM) and wireless printing technologies; the ability to hire and retain qualified management, technology and other personnel; the impact of competition from existing and new technologies and companies; the ability to identify and assimilate acquired companies and technologies, the continued demand for printed financial documents; and the other factors set forth in our periodic reports and other documents filed with the Securities and Exchange Commission from time to time.

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

         Our financial payment solutions consist of e-commerce payment solutions and networked computer payment solutions. Our e-commerce payment solutions enable Internet merchants to accept payments from their customers' checking accounts as an alternative to credit cards. Our networked computer payment solutions enable standard laser printers to print MICR lines, graphics, barcodes and forms and to perform additional functions such as auditing, status checking and security.

         Our connectivity products enhance the connectivity of devices that transmit information over computer networks and the Internet.

         In early May 2000, we announced details of our strategy to capitalize on our e-commerce payment solutions and wireless connectivity opportunities, currently represented by our eCHECK SECURE(TM) solution and Bluetooth connectivity products initiative, and shift focus away from our established financial payment solutions with short-term profit potential. Our decision to focus resources and future investments on these opportunities creates significant changes to our short- and long-term business plans. In the short-term, we expect to continue to redirect resources and make significant investments in sales and marketing, and expect minimal profitability for fiscal 2000 as we pursue these objectives.

         On May 9, 2000, we acquired North Carolina-based CableNet Technologies, a provider of printer enhancement and connectivity technology. We intend to utilize CableNet's technical expertise, specifically its printing protocol languages, to develop products that will support our wireless connectivity and other strategic growth initiatives.

OVERVIEW

         Net sales are generated from the sale of our connectivity and financial payment solutions and services. We recognize revenue from the sale of our products when the goods are shipped to the customer, we recognize service revenue over the period of the contract on a straight-line basis and during the six months ended May 31, 2000 we recognized revenue from the sale of a software license agreement by the percentage of completion method. In the six months ended May 31, 2000 and the fiscal year ended November 30, 1999, a reseller of our imaging supplies, Cannon IV Inc., accounted for 8.2% and 11.4%, respectively, of our net sales, of which we believe a significant portion was sold to a single customer. In addition, a reseller of our laser printers and connectivity products, Comark, Inc. also sold products to this same customer which accounted for .8% and 19.9%, respectively, of our net sales for the six months ended May 31, 2000 and the fiscal year ended November 30, 1999, although the percentage of net sales for fiscal 1999 was due to a significant replacement order of laser printers during that year and is not believed to be indicative of percentages of net sales for future periods. We also sell our products directly to the significant customer of Cannon IV and Comark. Direct sales to these resellers' significant customer were .7% and 2.6% of our net sales for the six months ended May 31, 2000 and the fiscal year ended November 30, 1999, respectively. We do not have a written or oral contract with Cannon IV, Comark or their significant customer. All sales are made through purchase orders.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of net sales

                                                          Three Months Ended            Six Months Ended
                                                          ------------------            ----------------
                                                          May 31,    May 31,          May 31,      May 31,
                                                           2000       1999             2000         1999
                                                          -------    -------          -------      -------
Net sales                                                  100.0%     100.0%           100.0%       100.0%
Cost of goods sold                                          57.9        61.1             54.6        60.4
                                                          ------      ------           ------      ------
Gross Profit                                                42.1      38.9             45.4          39.6
Selling, general and administrative expenses                32.4      15.9             27.5          17.2
Research and development expenses                            8.8       7.7              7.8           7.4
Operating income                                             0.9      15.3             10.1          15.0
Interest income                                              2.0      ---               1.6            ---
Interest expense                                             ---      (0.7)             ---          (0.7)
Income before income taxes                                   2.9      14.6             11.7          14.3
Provision for income taxes                                  (1.0)     (5.7)            (4.5)         (5.7)
Net income                                                   1.9       8.9              7.2           8.6


THREE MONTHS ENDED MAY 31, 2000 COMPARED TO THREE MONTHS ENDED MAY 31, 1999

         NET SALES. Our net sales were $11.6 million for the three months ended May 31, 2000, with $9.5 million attributable to financial payment solutions and $2.1 million attributable to connectivity products and software. This represented a decrease in net sales of $500,000 or 3.6% from $12.1 million in the three months ended May 31, 1999. Net sales were not significantly affected by price changes.


         COST OF GOODS SOLD. Cost of goods sold decreased by $600,000 or 8.5% to $6.7 million in the three months ended May 31, 2000 from $7.3 million in the three months ended May 31, 1999. This decrease was primarily due to decreased net sales offset by sales of higher gross margin products. Cost of goods sold as a percentage of net sales decreased to 57.9% in the second quarter of 2000 from 61.1% in the second quarter of 1999.

         GROSS PROFIT. As a result of the above factors, gross profit increased by $200,000 to $4.9 million in the three months ended May 31, 2000 from $4.7 million in the three months ended May 31, 1999. Gross profit as a percentage of net sales increased to 42.1% in the second quarter of 2000 from 38.9% in the second quarter of 1999. This increase was also primarily due to sales of higher gross margin products.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.8 million or 97.0% to $3.7 million in the three months ended May 31, 2000 from $1.9 million in the three months ended May 31, 1999. This increase was due primarily to additional operating expenses of $400,000 as a result of the acquisitions of Troy Telgate, Troy AMDev and CableNet Technologies, an increase of $1.4 million due to increases in personnel, amortization of intangible assets due to the acquisitions, promotions and other expenses. Selling, general and administrative expenses as a percentage of net sales increased to 32.4% in the second quarter of 2000 from 15.9% in the second quarter of 1999, due to our acquisition strategy and our associated growth requirements. In connection with our shift in focus, we intend to invest in national advertising and other marketing expenditures, substantially increase the size of the sales force, and add technical resources as required. As a result of these expenditures and hiring initiatives, we expect selling, general and administrative expenses to continue to exceed historical levels. This forward-looking statement will be impacted by the timing and amount of these expenditures, our ability to attract and retain sales and marketing personnel and the associated costs of such personnel, and the success of our advertising efforts.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $80,000 or 8.8% to $1 million in the three months ended May 31, 2000 from $932,000 in the three months ended May 31, 1999. Of this increase, $136,000 was due to additional research and development expenses as a result of the acquisitions of Troy Telgate, Troy AMDev and CableNet Technologies. Research and development expenses as a percentage of net sales was 8.7% in the second quarter of 2000 and 7.7% in the second quarter of 1999. In connection with our growth initiatives, we expect research and development expenses to continue to exceed historical levels as we add additional personnel and incur additional related costs. This forward-looking statement will be impacted by the timing and amount of additional research and development expenditures and our ability to attract and retain research and development personnel and the associated costs of such personnel.

         OPERATING INCOME. As a result of the above factors, operating income decreased by $1.7 million or 94.2% to $108,000 in the three months ended May 31, 2000 from $1.8 million in the three months ended May 31, 1999. Operating income as a percentage of net sales decreased to 0.9% in the second quarter of 2000 from 15.3% in the second quarter of 1999.

         INTEREST INCOME. Interest income was $232,000 in the three months ended May 31, 2000. This income was due to our investment of proceeds from our initial public offering and cash flow provided by operations. We did not have interest income in the three months ended May 31, 1999.

         INTEREST EXPENSE. Interest expense decreased by $79,000 to $5,000 in the three months ended May 31, 2000 from $84,000 in the three months ended May 31, 1999. This decrease was due to decreased borrowings under our line of credit and term debt.

         INCOME TAXES. Income taxes decreased to $118,000 in the three months ended May 31, 2000 from $697,000 in the three months ended May 31, 1999. This decrease is a result of decreased income before income taxes. Income taxes as a percentage of pretax income decreased to 35.2% in the second quarter of 2000 from 39.4% in the second quarter of 1999.

SIX MONTHS ENDED MAY 31, 2000 COMPARED TO SIX MONTHS ENDED MAY 31, 1999

         NET SALES. Our net sales were $25.5 million for the six months ended May 31, 2000, with $19.1 million attributable to financial payment solutions and $6.4 million attributable to connectivity products and software. This represented an increase in net sales of $2.1 million or 8.7% from $23.4 million in the six months ended May 31, 1999. This increase was due primarily to an increase of $2.3 million in sales of our connectivity products, which included a $2.0 million software licensing sale, and an increase of $1.4 million in sales of our proprietary imaging supplies. These increases were offset by an $1.6 million decrease in sales of out laser printers, impact printers and services. Net sales were not significantly affected by price changes.

         COST OF GOODS SOLD. Cost of goods sold decreased by $237,000 or 1.7% to $13.9 million in the six months ended May 31, 2000 from $14.2 million in the six months ended May 31, 1999. This was primarily due to increased sales of higher gross margin products. Cost of goods sold as a percentage of net sales decreased to 54.6% in the six months ended May 31, 2000 from 60.4% in the six months ended May 31, 1999. This decrease was primarily due to the sale of a significant amount of connectivity software during the first quarter of 2000 at an increased profit margin.

         GROSS PROFIT. As a result of the above factors, gross profit increased by $2.3 million or 24.6% to $11.6 million in the six months ended May 31, 2000 from $9.2 million in the six months ended May 31, 1999. Gross profit as a percentage of net sales increased to 45.4% in the six months ended May 31, 2000 from 39.6% in the six months ended May 31, 1999. This increase was also primarily due to the sale of a significant amount of connectivity software during the first quarter of 2000 at an increased profit margin.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $3 million or 73.8% to $7 million in the six months ended May 31, 2000 from $4 million in the six months ended May 31, 1999. This increase was due primarily to additional operating expenses of $580,000 as a result of the acquisitions of Troy Telgate, Troy AMDev, and CableNet Technologies and an increase of $2.4 million due to increases in personnel, amortization of intangible assets due to the acquisitions, promotions and other expenses. Selling, general and administrative expenses as a percentage of net sales increased to 27.5% in the six months ended May 31, 2000 from 17.2% in the six months ended May 31, 1999, due to our acquisition strategy and our associated growth requirements.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $257,000 or 14.8% to $2 million in the six months ended May 31, 2000 from $1.7 million in the six months ended May 31, 1999. Of this increase, $255,000 was due to additional research and development expenses as a result of the acquisitions of Troy Telgate, Troy AMDev, and CableNet Technologies. Research and development expenses as a percentage of net sales was 7.8% in the six months ended May 31, 2000 and 7.4% in the six months ended May 31, 1999.

         OPERATING INCOME. As a result of the above factors, operating income decreased by $945,000 or 26.8% to $2.6 million in the six months ended May 31, 2000 from $3.5 million in the six months ended May 31, 1999. Operating income as a percentage of net sales decreased to 10.1% in the six months ended May 31, 2000 from 15.0% in the six months ended May 31, 1999.

         INTEREST INCOME. Interest income was $424,000 in the six months ended May 31, 2000. This income was due to our investment of proceeds from our initial public offering and cash flow provided by operations. We did not have interest income in the six months ended May 31, 1999.

         INTEREST EXPENSE. Interest expense decreased by $150,000 to $12,000 in the six months ended May 31, 2000 from $162,000 in the six months ended May 31, 1999. This decrease was due to decreased borrowings under our line of credit and term debt.

         INCOME TAXES. Income taxes decreased to $1.2 million in the six months ended May 31, 2000 from $1.3 million in the six months ended May 31, 1999. This decrease is a result of decreased income before income taxes. Income taxes as a percentage of pretax income decreased to 38.6% in the six months ended May 31, 2000 from 39.7% in the six months ended May 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operating activities were $6.3 million in the six months ended May 31, 2000 compared to $38,000 used in operating activities in the six months ended May 31, 1999. This increase was due primarily to a decrease in accounts receivable and an increase in accounts payable, partially offset by an increase in inventories and a decrease in accrued expenses. The receivable decrease resulted primarily from collections. The increase in inventories resulted primarily from increased levels to meet anticipated sales. The decrease in accrued expenses is primarily the result of payment of incentive compensation for the fiscal year ended November 30, 1999.

         Cash flows used in investing activities were $4.7 million in the six months ended May 31, 2000 compared to $908,000 used in the six months ended May 31, 1999. Included in cash flows used in investing activities in the six months ended May 31, 2000 was $357,000 in net purchases of available-for-sale securities, $3.2 million for our acquisition of companies and $1.3 million for prepaid licensing fees.

         Cash flows provided by financing activities were $317,000 in the six months ended May 31, 2000 compared to cash flows provided by financing activities of $680,000 in the six months ended May 31, 1999.

         We currently have a $5,000,000 general line of credit and a $10,000,000 acquisition line of credit with a bank. Both lines of credit are secured by substantially all of our assets and are subject to certain financial covenants. In connection with the general line-of-credit agreement, we have a $650,000 standby letter of credit sublimit agreement of which approximately $80,000 was outstanding at May 31, 2000. There were no borrowings outstanding against either line of credit on May 31, 2000, and as of that date approximately $4,920,000 was available under the general line of credit and all $10,000,000 was available under the acquisition line of credit. The acquisition line of credit expires October 1, 2000 and the general line of credit has no expiration date.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. Market risk is attributed to all market sensitive financial instruments, including long-term debt.

         We do not utilize derivative financial instruments. Accordingly, our exposure to market risk is through our investments in available-for-sale securities and our bank debt which bears interest at variable rates. Available-for-sale securities consist of corporate debt and marketable equity securities. Approximately $5.5 million of these securities have contractual maturity dates of up to one year and $2.6 million of these securities have no maturity dates. At May 31, 2000, market values approximated carrying values. Due to the short-term maturities of these securities, management believes that there is no significant market risk. At May 31, 2000, we had approximately $14.8 million in cash, cash equivalents and investments in available-for-sale securities, and, accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the amount of annual interest earned of $148,000. The bank debt is a revolving line of credit. All borrowings bear interest based upon the reference rate per annum as announced by the bank (9.5% at May 31, 2000). At May 31, 2000, there were no amounts outstanding under the line of credit agreement and, accordingly, a sustained increase in the reference rate of 1% would not cause our annual interest expense to change.


                           PART II: OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

          Not applicable.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 9, 2000 we issued an aggregate of 54,386 shares of common stock in connection with our acquisition of CableNet Technologies. The issuance was made without registration in reliance on Regulation D or Section 4(2) under the Securities Act of 1933, as amended. In relying upon these exemptions we made certain inquiries and received certain assurances to establish that the exemptions were available for the issuance. Among other things, we confirmed that: (i) the sale was made by personal contact from our officers or directors or other persons closely associated with us; (ii) the purchaser gave assurance of investment intent; (iii) the certificate for the shares bears a legend restricting transfer; and (iv) the sale was made to one person.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Our Annual Meeting of Shareholders was held on April 6, 2000. The following individuals were elected at the Annual Meeting as Directors of the Company to serve until the next annual meeeting or until their respective successors are elected and qualified. Shares voted in favor of these Directors and shares withheld were as follows:

     Director                       Shares For                   Shares Withheld
     --------                       ----------                   ---------------
Patrick J. Dirk                      9,898,931                        9,550
Brian P. Dirk                        9,898,931                        9,550
Robert S. Messina                    9,898,931                        9,550
Norman B. Keider                     9,898,931                        9,550
John B. Zaepfel                      9,898,931                        9,550
William P. O'Reilly                  9,898,931                        9,550
Gene A. Bier                         9,898,931                        9,550
Dr. Harold L. Clark                  9,898,931                        9,550

Shareholders authorized and approved an amendment to the Company's 1998 Stock Incentive Plan to increase the number of shares of common stock specifically reserved for issuance under the plan by 1,500,000 shares, from 1,200,000 shares to 2,700,000 shares, with shares voted as follows:

          Shares For: 7,949,374            Shares Against: 312,862

          Shares Abstaining: 15,379        Broker Non-Votes: 1,630,866

Shareholders ratified the appointment of McGladrey & Pullen, LLP as the Company's independent auditor for the fiscal year ending November 30, 2000, with shares voted as follows:

          Shares For: 9,899,275            Shares Against: 2,965

          Shares Abstaining: 6,241

ITEM 5 - OTHER INFORMATION

          None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits.
                  ---------

                  Exhibit
                  Number                    Description
                  -------                   -----------
                  27.1                      Financial Data Schedule


          (b)     Reports On Form 8-K
                  -------------------

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TROY GROUP, INC.


                                            /s/  Patrick J. Dirk
                                            -------------------------------
July 17, 2000                               Patrick J. Dirk
                                            Chairman, President and
                                            Chief Executive Officer


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