Form 10-Q
period 2000-08-31
TROY GROUP INC
filed 2000-10-16
CIK 1060595

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended AUGUST 31, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_______________to_________________

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

         As of October 12, 2000, there were 10,880,764 shares of our Common Stock outstanding.

                                TROY GROUP, INC.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                     QUARTERLY PERIOD ENDED AUGUST 31, 2000

                                      INDEX

                                                                                 Page No.
                                                                                 --------
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets
           August 31, 2000 and November 30, 1999........................................3

           Consolidated Statements of Operations
           for the Three Months and Nine Months ended August 31, 2000 and August 31, 1999..........................................................4

           Consolidated Statements of Cash Flows
           for the Nine Months ended August 31, 2000
           and August 31, 1999..........................................................5

           Notes to Consolidated Financial Statements................................6-10

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................16

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................17

Item 2.  Changes in Securities and Use of Proceeds.....................................17

Item 3.  Defaults Upon Senior Securities...............................................17

Item 4.  Submission of Matters to a Vote of Security Holders...........................17

Item 5.  Other Information.............................................................17

Item 6.  Exhibits and Reports on Form 8-K..............................................17

                                               2

                          PART I: FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                                TROY GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                     ASSETS                                          August 31,          November 30,
                                                                                        2000                1999
                                                                                     (Unaudited)
                                                                                  ----------------    -----------------
Current assets:
   Cash and cash equivalents..................................................     $      9,611        $      4,783
    Investment in available-for-sale securities...............................            4,628               7,647
   Accounts receivable, less allowance for doubtful accounts of $705 and $294,
       respectively...........................................................            9,857              12,530
   Inventories................................................................            6,022               5,082
   Prepaid expenses and other.................................................              770                 140
   Deferred tax assets  ......................................................            1,160               1,160
                                                                                  ----------------    -----------------
        Total current assets..................................................           32,048              31,342
Equipment and leasehold improvements, net.....................................            1,891               1,863
Other assets..................................................................            9,707               3,853
                                                                                  ----------------    -----------------
        Total assets..........................................................     $     43,646        $     37,058
                                                                                  ================    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt..........................................     $         59        $         64
   Accounts payable...........................................................            3,555               2,495
   Accrued expenses...........................................................            3,258               2,322
   Income taxes payable.......................................................              722               1,208
   Deferred service revenue...................................................              244                 242
                                                                                  ----------------    -----------------
        Total current liabilities.............................................            7,838               6,331
                                                                                  ----------------    -----------------
Long-term debt, net of current portion........................................              288                 331
                                                                                  ----------------    -----------------
Deferred tax liabilities......................................................              601                 601
                                                                                  ----------------    -----------------
Stockholders' equity:
   Common stock, par value $.01 per share;  authorized  50,000,000 shares,
      issued 2000 10,880,764 shares; and 1999 10,663,941 shares...............              109                 107
   Preferred stock, no par value, authorized 5,000,000 shares, issued none....             ---                  ---
   Additional paid-in capital.................................................           20,467              17,397
   Retained earnings..........................................................           14,343              12,291
                                                                                  ----------------    -----------------
        Total stockholders' equity............................................           34,919              29,795
                                                                                  ----------------    -----------------
        Total liabilities and stockholders' equity............................     $     43,646        $     37,058
                                                                                  ================    =================

                 See Notes to Consolidated Financial Statements.

                                TROY GROUP, INC.
                             CONSOLIDATED STATEMENTS
                                  OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         Three Months Ended             Nine Months Ended
                                                      -----------------------------  ----------------------------
                                                       August 31,     August 31,      August 31,     August 31,
                                                          2000           1999            2000           1999
                                                      -------------  --------------  -------------  -------------
Net sales...........................................  $   14,043     $   17,416      $   39,561     $   40,882
Cost of goods sold..................................       8,480         10,824          22,410         24,991
                                                      -------------  --------------  -------------  -------------
      Gross profit..................................       5,563          6,592          17,151         15,891
                                                      -------------  --------------  -------------  -------------

Operating expenses:
   Selling, general and administrative .............       4,387          2,992          11,400          7,028
   Research and development.........................       1,053            919           3,052          2,661
                                                      -------------  --------------  -------------  -------------
      Operating income..............................         123          2,681           2,699          6,202

Interest income.....................................         209            ---             634            ---
Interest expense....................................          (1)           (65)            (13)          (227)
                                                      -------------  --------------  -------------  -------------
   Income before income taxes.......................         331          2,616           3,320          5,975
Provision for income taxes..........................         115          1,146           1,269          2,480
                                                      -------------  --------------  -------------  -------------
      Net income....................................  $      216     $    1,470      $    2,051     $    3,495
                                                      =============  ==============  =============  =============

Net income per share:
   Basic ...........................................  $      .02     $      .17      $      .19     $      .43
                                                      =============  ==============  =============  =============
   Diluted..........................................  $      .02     $      .16      $      .18     $      .42
                                                      =============  ==============  =============  =============

Weighted-average shares outstanding:
   Basic ...........................................      10,893          8,844          10,803          8,067
                                                      =============  ==============  =============  =============
   Diluted..........................................      11,395          9,223          11,511          8,421
                                                      =============  ==============  =============  =============

                 See Notes to Consolidated Financial Statements.

                                TROY GROUP, INC.
                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                               Nine Months Ended
                                                        ---------------------------------
                                                          August 31,       August 31,
                                                             2000           1999
                                                        ---------------  ----------------
Cash flows from operating activities:
   Net income ........................................  $     2,051      $     3,495
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization...................        1,190              670
      Provision for doubtful accounts.................          504               75
      Amortization of investment discounts, net.......          ---              (51)
      Deferred taxes..................................          ---              (76)
      Changes in working capital components, net of
        effects from acquisition of companies:
         (Increase) decrease in:
           Accounts receivable........................        2,647           (5,658)
           Income taxes refund receivable.............          ---              319
           Inventories................................         (940)            (520)
           Prepaid expenses and other.................         (494)            (151)
         Increase (decrease) in:
           Accounts payable...........................        1,060              113
           Accrued expenses...........................          731             (582)
           Income taxes payable.......................         (486)           1,195
           Deferred service revenue...................            2                9
                                                        ---------------  ----------------
         Net cash provided by (used in) operating
           activities.................................        6,265           (1,162)
                                                        ---------------  ----------------

Cash flows from investing activities:
   Acquisition of companies...........................       (3,240)            (299)
   Purchase of equipment and leasehold improvements...         (437)            (505)
   Purchase of available-for-sale securities..........       (7,821)          (7,499)
   Maturities of available-for-sale securities........       10,840               --
   (Increase) decrease in other assets................       (1,080)             533
                                                        ---------------  ----------------
      Net cash (used in) investing activities.........       (1,738)          (7,770)
                                                        ---------------  ----------------

Cash flows from financing activities:
   Borrowings on notes payable........................          ---           12,203
   Payments on notes payable..........................          ---          (13,393)
   Proceeds from issuance of debt.....................          ---              670
   Principal payments on debt.........................         (273)          (3,592)
   Increase in checks issued not presented for payment          ---              963
   Proceeds from issuance of common stock.............          574           14,997
   Dividends paid.....................................          ---             (200)
                                                        ---------------  ----------------
      Net cash provided by financing activities.......          301           11,648
                                                        ---------------  ----------------

      Net increase in cash and cash equivalents.......        4,828            2,716
Cash and cash equivalents, beginning of period........        4,783              308
                                                        ---------------  ----------------
Cash and cash equivalents, end of period..............  $     9,611      $     3,024
                                                        ===============  ================

                 See Notes to Consolidated Financial Statements.

                                TROY GROUP, INC.
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ended November 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for its fiscal year ended November 30, 1999 (File No. 000-24413).

NOTE 2.  INVENTORIES

Inventories consisted of the following as of August 31, 2000 and November 30, 1999 (amounts in thousands):



                                           August 31, 2000       November 30, 1999
                                           ---------------       -----------------
Raw materials........................           $ 3,270                $ 3,692
Work-in-process......................               208                    187
Finished goods.......................             2,544                  1,203
                                                -------                -------
     Total...........................           $ 6,022                $ 5,082
                                                =======                =======


NOTE 3.  INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

As of August 31, 2000, the Company had approximately $4.6 million in corporate debt and marketable equity securities which management has determined should be classified as available-for-sale. Approximately $2 million of these securities have contractual maturity dates of up to one year and $2.6 million of these securities have no maturity date. Market values approximated carrying values. Accordingly, no unrealized gains or losses were recorded at August 31, 2000. There were no gains or loss recognized for the nine months ended August 31, 2000 or August 31, 1999.

NOTE 4.  STOCK OPTION PLANS

During the three months ended August 31, 2000, the Company did not grant any options to acquire shares of common stock. The following is a summary of total outstanding options at August 31, 2000:



                                      Options Outstanding                               Options Exercisable
                         ----------------------------------------------------       ------------------------------
                                                                 Weighted-
                                            Weighted-             Average                             Weighted-
    Range of             Number of           Average             Remaining          Number of          Average
Exercise Prices           Options         Exercise Price     Contractual Life        Options        Exercise Price
---------------           -------         --------------     ----------------        -------        --------------
  $6.38 - $8.75          1,342,000            $ 7.19              9.09               275,000            $6.86
$13.16 - $14.25             25,000            $13.38              9.25                    --               --
                         ---------
                         1,367,000
                         =========


At August 31, 2000, there were 1,324,341 shares remaining available for grant under the Company's option plans.

NOTE 5.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:


                                               Three Months Ended                           Nine Months Ended
                                               ------------------                           -----------------
                                        (amounts in thousands, except per           (amounts in thousands, except per
                                                   share data)                                 share data)
                                       August 31, 2000      August 31, 1999      August 31, 2000     August 31, 1999
                                       ---------------      ---------------      ---------------     ---------------
NUMERATOR FOR BASIC AND DILUTED NET
INCOME PER SHARE:

Net income..........................        $  216               $1,470                $2,051             $3,495
                                            ======               ======                ======             ======

DENOMINATOR:

Denominator for basic net income
per share - weighted-average shares
outstanding.........................        10,893                8,844                10,803              8,067

Effect of employee stock options
and warrants........................           502                  379                   708                354
                                            ------                -----                ------              -----

Denominator for diluted net income
per share...........................        11,395                9,223                11,511              8,421
                                            ======                =====                ======              =====


NET INCOME PER SHARE:

Basic...............................         $ .02                $ .17                 $ .19              $ .43
                                             =====                =====                 =====              =====
Diluted.............................         $ .02                $ .16                 $ .18              $ .42
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


      Current assets                                                                               $   177,000
      Equipment and leasehold improvements .................................................            61,000
      Other assets..........................................................................            94,000
      Intangible assets, including customer list, assembled
         workforce, core technology and goodwill ...........................................         2,703,000
      Current liabilities assumed ..........................................................          (383,000)
                                                                                                      --------
                                                                                                    $2,652,000
                                                                                                    ==========


The acquisition has been accounted for as a purchase and results of operations of American Development, Inc. since the date of acquisition are included in the Company's consolidated financial statements.

Pro Forma consolidated results of operations for nine months ended August 31, 2000 as though American Development, Inc. had been acquired as of December 1, 1998 are as follows (amounts in thousands, except per share data):

                                                     Nine Months Ended
                                                -----------------------------
                                                 August 31,      August 31,
                                                    2000            1999
                                                --------------  -------------
Sales.....................................        $ 39,814        $ 41,768
                                                  ========        ========
Net income................................        $  1,999        $  3,379
                                                  ========        ========
Net income per share:
   Basic..................................        $   0.18        $   0.42
                                                  ========        ========
   Diluted................................        $   0.17        $   0.40
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

  Current assets ........................................   $   301,000
  Equipment and leasehold improvements ..................        17,000
  Intangible assets, including customer list, assembled
     workforce, core technology and goodwill.............     2,817,000
  Current liabilities assumed............................       (47,000)
                                                           -------------
                                                            $ 3,088,000
                                                           =============

The acquisition has been accounted for as a purchase and results of operations of CableNet Technologies since the date of acquisition are included in the Company's consolidated financial statements.

Pro Forma consolidated results of operations for the nine months ended August 31, 2000 and 1999 as though CableNet Technologies had been acquired as of December 1, 1998 are as follows (amounts in thousands, except per share data):

                                                        Nine Months Ended
                                                    --------------------------
                                                     August 31,    August 31,
                                                       2000          1999
                                                    ------------  ------------
Sales.............................................    $  40,143     $  42,024
                                                    ============  ============
Net income........................................    $   2,059     $   3,522
                                                    ============  ============
Net income per share:
   Basic..........................................    $    0.19     $    0.43
                                                    ============  ============
   Diluted........................................    $    0.18     $    0.42
                                                    ============  ============

The above amounts reflect pro forma adjustments for amortization of intangibles and number of shares outstanding. This pro forma financial information does not purport to be indicative of the results of operations had the CableNet Technologies acquisition actually taken place at the earlier date.


NOTE 7.  SEGMENT INFORMATION

The following tables summarize revenues and net income (loss) by operating segment and unallocated corporate for the three and nine months ended August 31, 2000 and August 31, 1999:

                                       Three Months Ended               Nine Months Ended
                                     (amounts in thousands)           (amounts in thousands)

                               August 31, 2000  August 31, 1999  August 31, 2000  August 31, 1999
                               ---------------  ---------------  ---------------  ---------------
Revenues:

Financial Payment Solutions..     $ 10,965          $ 15,553         $ 30,074         $ 34,824
Connectivity.................        3,078             1,863            9,487            6,058
                               ---------------  ---------------  ---------------  ---------------

                                  $ 14,043          $  17,416        $ 39,561         $ 40,882
                               ===============  ===============  ===============  ===============

Net income (loss):

Financial Payment Solutions..     $    775          $  1,910         $  2,672         $  4,228
Connectivity.................         (168)              186            1,053              447
Unallocated Corporate........         (391)             (626)          (1,674)          (1,180)
                               ---------------  ---------------  ---------------  ---------------
                                  $    216          $  1,470         $  2,051         $  3,495
                               ===============  ===============  ===============  ===============

NOTE 8.  CASH FLOW INFORMATION

Supplemental disclosure of cash flow information



                                                                                          Nine Months Ended
                                                                                          -----------------
                                                                                       (amounts in thousands)
                                                                                 August 31, 2000    August 31, 1999
                                                                                 ---------------    ---------------
     Cash paid during the period for:
       Interest...........................................................             $   13               $250
                                                                                       ------               ----
       Income taxes.......................................................             $1,855               $966
                                                                                       ------               ----
     Supplemental schedule of noncash investing and financing activities
       Purchase of CableNet Technologies and American Development, Inc.
         in 2000 and Telgate Equipment Corporation in 1999:
         Total purchase price.............................................             $5,740               $924
         Less fair value of common stock and stock warrants issued in
           connection with the acquisitions...............................              2,500                625
                                                                                       ------               ----
         Cash purchase price..............................................             $3,240               $299
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

         Various risks and uncertainties could cause actual results to differ materially from those expressed in such forward-looking statements. These risks and uncertainties include those related to the growth in acceptance of ECheck Secure-TM- by online brokerage firms, e-merchants and other bill payment applications; our ability to integrate and offer ACH solutions with our ECheck Secure-TM- software; the timely and successful development and integration of the Bluetooth standard with the JetSend protocol; market acceptance of products incorporating wireless printing technologies; our ability to continue to develop and market other e-commerce payment, networked payment and wireless and other connectivity technologies; our ability to refocus our management and resources on the emerging ECheck Secure-TM- and wireless printing technologies; the ability to hire and retain qualified management, technology and other personnel; the impact of competition from existing and new technologies and companies; the ability to identify and assimilate acquired companies and technologies, the continued demand for printed financial documents; and the other factors set forth in our periodic reports and other documents filed with the Securities and Exchange Commission from time to time.

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

         In early May 2000, we announced details of our strategy to capitalize on our e-commerce payment solutions and wireless connectivity opportunities, currently represented by our ACH and eCHECK SECURE-TM-solutions and Bluetooth connectivity products initiative, and shift focus away from our established financial payment solutions with short-term profit potential. We recently announced the formation of a new Financial Services Group to consolidate various aspects of the Company's online payment solutions business. Our decision to focus resources and future investments on these opportunities creates significant changes to our short- and long-term business plans.

In the short-term, we expect to continue to redirect resources and make significant investments in sales and marketing, and expect minimal profitability for fiscal 2000 as we pursue these objectives.

         On May 9, 2000, we acquired substantially all of the assets of North Carolina-based CableNet Technologies, a provider of printer enhancement and connectivity technology through our subsidiary, Troy XCD, Inc. We intend to utilize CableNet's technical expertise, specifically its printing protocol languages, to develop products that will support our wireless connectivity and other strategic growth initiatives.

OVERVIEW

         Net sales are generated from the sale of our connectivity and financial payment solutions and services. We recognize revenue from the sale of our products when the goods are shipped to the customer, we recognize service revenue over the period of the contract on a straight-line basis and, during the nine month and three month periods ended August 31, 2000, we recognized revenue from the sale of software license agreements by the percentage of completion method. In the nine month and three month periods ended August 31, 2000, a reseller of our imaging supplies, Cannon IV Inc., accounted for 9.9% and 13.1%, respectively, of our net sales, of which we believe a significant portion was resold to a single customer. In addition, in the nine month and three month periods ended August 31, 2000, a reseller of our laser printers and connectivity products, Comark, Inc., accounted for 0.6% and 0.3%, respectively, of our net sales, of which we believe a significant portion was resold to the same single customer. Our net sales for fiscal 1999 included a significant replacement order of laser printers to Comark during that year which we do not believe will necessarily be indicative of net sales for future periods. We also sell our products directly to the significant customer of Cannon IV and Comark. Our direct sales to this customer of our resellers were 0.4% and 0.0% of our net sales for the nine month and three month periods ended August 31, 2000, respectively. We do not have a written or oral contract with Cannon IV, Comark or their significant customer. All sales are made through purchase orders.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of net sales



                                                         Three Months Ended                 Nine Months Ended
                                                         ------------------                 -----------------
                                                       August 31,    August 31,           August 31,      August 31,
                                                          2000         1999                 2000             1999
                                                       ----------    ----------           ----------      ----------
Net sales                                                100.0%       100.0%               100.0%           100.0%
Cost of goods sold                                        60.4         62.1                 56.6             61.1
Gross Profit                                              39.6         37.9                 43.4             38.9
Selling, general and administrative expenses              31.2         17.2                 28.8             17.2
Research and development expenses                          7.5          5.3                  7.8              6.5
Operating income                                            .9         15.4                  6.8             15.2
Interest income                                            1.5           --                  1.6               --
Interest expense                                            --         (0.4)                  --             (0.6)
Income before income taxes                                 2.4         15.0                  8.4             14.6
Provision for income taxes                                 (.8)        (6.6)                (3.2)            (6.1)
Net income                                                 1.6          8.4                  5.2              8.5


THREE MONTHS ENDED AUGUST 31, 2000 COMPARED TO THREE MONTHS ENDED AUGUST 31,
1999

         NET SALES. Our net sales were $14.0 million for the three months ended August 31, 2000, with $11.0 million attributable to financial payment solutions and $3.0 million attributable to connectivity products and software. Net sales in the three months ended August 31, 2000 decreased by $3.4 million, or 19.4%, from $17.4 million in the three months ended August 31, 1999. This cumulative decrease in net sales represents a $6.1 million decrease in sales of our laser printers, impact printers and services, which was partially offset by an increase of $1.5 million in sales of our proprietary imaging supplies and an increase of $1.2 million in sales of our connectivity products, which includes $800,000 in software licensing revenue. Net sales were not significantly affected by price changes. The decrease in our net sales for the third quarter of 2000, as compared to net sales for the third quarter of 1999, can be attributed to a significant replacement order of laser printers to Comark, Inc. of $5.4 million recorded in the third quarter of 1999, as well as the implementation of our strategy to shift our focus away from our established financial payment solutions and toward our e-commerce payment solutions and wireless connectivity opportunities. In connection with our shift in focus, we may continue to license our software technology to third parties as we consider appropriate. To the extent that our mix of revenue sources continues to shift toward sales of connectivity products and technology licensing, our net sales could vary from historical patterns.

         COST OF GOODS SOLD. Cost of goods sold decreased by $2.3 million or 21.7% to $8.5 million in the three months ended August 31, 2000 from $10.8 million in the three months ended August 31, 1999. This decrease was primarily due to decreased net sales offset by sales of higher gross margin products. Cost of goods sold as a percentage of net sales decreased to 60.4% in the third quarter of 2000 from 62.1% in the third quarter of 1999. Cost of goods sold in the three months ended August 31, 2000 included a software licensing charge of $460,000. In connection with our shift in focus, we may enter into agreements to license technology from other companies. As a result, of these agreements, cost of goods sold could vary from historical patterns.

         GROSS PROFIT. As a result of the above factors, gross profit decreased by $1.0 million to $5.6 million in the three months ended August 31, 2000 from $6.6 million in the three months ended August 31, 1999. Gross profit as a percentage of net sales increased to 39.6% in the third quarter of 2000 from 37.9% in the third quarter of 1999. This increase was also primarily due to sales of higher gross margin products.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.4 million or 46.6% to $4.4 million in the three months ended August 31, 2000 from $3.0 million in the three months ended August 31, 1999. This increase was due primarily to additional operating expenses of $600,000 as a result of the acquisitions of Troy AMDev and CableNet Technologies, an increase of $800,000 due to increases in personnel, the allowance for doubtful accounts, amortization of intangible assets due to the acquisitions, promotions and other expenses. Selling, general and administrative expenses as a percentage of net sales increased to 31.2% in the third quarter of 2000 from 17.2% in the third quarter of 1999, due to our acquisition strategy and our associated growth requirements. In connection with our shift in focus, we intend to continue to invest in advertising and other marketing expenditures, substantially increase the size of the sales force, and add technical resources as required. As a result of these expenditures and hiring initiatives, we expect selling, general and administrative expenses to continue to exceed historical levels. This forward-looking statement will be impacted by the timing and amount of these expenditures, our ability to attract and retain sales and marketing personnel and the associated costs of such personnel, and the success of our advertising efforts.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $134,000 or 14.6% to $1.1 million in the three months ended August 31, 2000 from $919,000 in the three months ended August 31, 1999. Of this increase, $40,000 was due to additional research and development expenses as a result of the acquisitions of Troy AMDev and CableNet Technologies. Research and development expenses as a percentage of net sales was 7.5% in the third quarter of 2000 and 5.3% in the third quarter of 1999. In connection with our growth initiatives and efforts to development new connectivity technologies, we expect research and development expenses to continue to exceed historical levels as we add additional personnel and incur additional related costs. This forward-looking statement will be impacted by the timing and amount of additional research and development expenditures and our ability to attract and retain research and development personnel and the associated costs of such personnel.

         OPERATING INCOME. As a result of the above factors, operating income decreased by $2.6 million or 95.4% to $123,000 in the three months ended August 31, 2000 from $2.7 million in the three months ended August 31, 1999. Operating income as a percentage of net sales decreased to 0.9% in the third quarter of 2000 from 15.4% in the third quarter of 1999.

         INTEREST INCOME. Interest income was $209,000 in the three months ended August 31, 2000. This income was due to our investment of proceeds from our initial public offering and cash flow provided by operations.

         INTEREST EXPENSE. Interest expense decreased by $64,000 to $1,000 in the three months ended August 31, 2000 from $65,000 in the three months ended August 31, 1999. This decrease was due to decreased borrowings under our line of credit and term debt.

         INCOME TAXES. Income taxes decreased to $115,000 in the three months ended August 31, 2000 from $1.1 million in the three months ended August 31, 1999. This decrease is a result of decreased income before income taxes. Income taxes as a percentage of pretax income decreased to 34.7% in the third quarter of 2000 from 44.0% in the third quarter of 1999.

NINE MONTHS ENDED AUGUST 31, 2000 COMPARED TO NINE MONTHS ENDED AUGUST 31, 1999

         NET SALES. Our net sales were $39.6 million for the nine months ended August 31, 2000, with $30.1 million attributable to financial payment solutions and $9.5 million attributable to connectivity products and software. Our net sales in the nine months ended August 31, 2000 decreased by $1.3 million or 3.2% from $40.9 million in the nine months ended August 31, 1999. This decrease was due primarily to a $7.7 million decrease in sales of our laser printers, impact printers and services, which was partially offset by an increase of $3.0 million in sales of our proprietary imaging supplies and an increase of $3.4 million in sales of our connectivity products, which included $2.8 million in software licensing sales. The decrease in our net sales for the nine months ended August 31, 2000, as compared to the nine months ended August 31, 1999, can be attributed to a significant replacement order of laser printers to Comark, Inc. of $5.4 million, as well as the implementation of our strategy to shift our focus away from our established financial payment solutions and toward our e-commerce payment solutions and wireless connectivity opportunities. Net sales were not significantly affected by price changes.

         COST OF GOODS SOLD. Cost of goods sold decreased by $2.6 million or 10.3% to $22.4 million in the nine months ended August 31, 2000 from $25.0 million in the nine months ended August 31, 1999. This decrease was primarily due to increased sales of higher gross margin products. Cost of goods sold as a percentage of net sales decreased to 56.6 % in the nine months ended August 31, 2000 from 61.1% in the nine months ended August 31, 1999. This decrease was primarily due to the sale of a significant amount of connectivity software during the first quarter of 2000 at an increased profit margin. Cost of goods sold in the nine months ended August 31, 2000 included a software licensing charge of $460,000.

         GROSS PROFIT. As a result of the above factors, gross profit increased by $1.3 million or 7.9% to $17.2 million in the nine months ended August 31, 2000 from $15.9 million in the nine months ended August 31, 1999. Gross profit as a percentage of net sales increased to 43.4% in the nine months ended August 31, 2000 from 38.9% in the nine months ended August 31, 1999. This increase was also primarily due to a significant increase in licensing revenue from our connectivity software during the first quarter of 2000 at a higher profit margin than we customarily earn from our financial payment solutions.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $4.4 million or 62.2% to $11.4 million in the nine months ended August 31, 2000 from $7.0 million in the nine months ended August 31, 1999. This increase was due primarily to additional operating expenses of $1.2 million as a result of the acquisitions of Troy Telgate, Troy AMDev, and CableNet Technologies and an increase of $3.2 million due to increases in personnel, the allowance for doubtful accounts, amortization of intangible assets due to the acquisitions, promotions and other expenses. Selling, general and administrative expenses as a percentage of net sales increased to 28.8% in the nine months ended August 31, 2000 from 17.2% in the nine months ended August 31, 1999, due to our acquisition strategy and our associated growth requirements.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $391,000 or 14.7% to $3.1 million in the nine months ended August 31, 2000 from $2.7 million in the nine months ended August 31, 1999. Of this increase, $260,000 was due to additional research and development expenses as a result of the acquisitions of Troy Telgate, Troy AMDev, and CableNet Technologies. Research and development expenses as a percentage of net sales was 7.8% in the nine months ended August 31, 2000 and 6.5% in the nine months ended August 31, 1999, due to our acquisition strategy and our associated growth requirements.

         OPERATING INCOME. As a result of the above factors, operating income decreased by $3.5 million or 56.5% to $2.7 million in the nine months ended August 31, 2000 from $6.2 million in the nine months ended August 31, 1999. Operating income as a percentage of net sales decreased to 6.8% in the nine months ended August 31, 2000 from 15.2% in the nine months ended August 31, 1999.

         INTEREST INCOME. Interest income was $634,000 in the nine months ended August 31, 2000. This income was due to our investment of proceeds from our initial public offering and cash flow provided by operations. We did not have interest income in the nine months ended August 31, 1999.

         INTEREST EXPENSE. Interest expense decreased by $214,000 to $13,000 in the nine months ended August 31, 2000 from $227,000 in the nine months ended August 31, 1999. This decrease was due to decreased borrowings under our line of credit and term debt.

         INCOME TAXES. Income taxes decreased to $1.3 million in the nine months ended August 31, 2000 from $2.5 million in the nine months ended August 31, 1999. This decrease is a result of decreased income before income taxes. Income taxes as a percentage of pretax income decreased to 38.2% in the nine months ended August 31, 2000 from 41.5% in the nine months ended August 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operating activities were $6.3 million in the nine months ended August 31, 2000 compared to $1.2 million used in operating activities in the nine months ended August 31, 1999. This increase was due primarily to a decrease in accounts receivable and an increase in accounts payable and accrued expenses, partially offset by an increase in inventories, prepaid expenses and other, and a decrease in income taxes payable. The accounts receivable decrease resulted primarily from collections. The increase in inventories resulted primarily from increased levels to meet anticipated sales.

         Cash flows used in investing activities were $1.7 million in the nine months ended August 31, 2000 compared to $7.8 million used in the nine months ended August 31, 1999. Included in cash flows used in investing activities in the nine months ended August 31, 2000 was $3.0 million in net proceeds from available-for-sale securities and $3.2 million for our acquisition of companies.

         Cash flows provided by financing activities were $301,000 in the nine months ended August 31, 2000 compared to cash flows provided by financing activities of $11.6 million in the nine months ended August 31, 1999.

         We currently have a $5.0 million general line of credit and are in the process of renewing our $10.0 million acquisition line of credit with Comerica Bank - California. Both lines of credit are secured by substantially all of our assets and are subject to certain financial covenants. In connection with the general line-of-credit agreement, we have a $650,000 standby letter of credit sublimit agreement of which $80,000 was outstanding at August 31, 2000. There were no borrowings outstanding against either line of credit on August 31, 2000, and as of that date $4,920,000 million was available under the general line of credit and all $10.0 million was available under the acquisition line of credit. The acquisition line of credit expired on October 1, 2000, although we have been advised by our bank that this line of credit will be renewed on substantially similar terms. The general line of credit has no expiration date.

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

         We do not utilize derivative financial instruments. Accordingly, our exposure to market risk is through our investments in available-for-sale securities and our bank debt which bears interest at variable rates. Available-for-sale securities consist of corporate debt and marketable equity securities. Approximately $2.0 million of these securities have contractual maturity dates of up to one year and $2.6 million of these securities have no maturity dates. At August 31, 2000, market values approximated carrying values. Due to the short-term maturities of these securities, management believes that there is no significant market risk. At August 31, 2000, we had approximately $14.2 million in cash, cash equivalents and investments in available-for-sale securities, and, accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the amount of annual interest earned of $142,000. The bank debt is a revolving line of credit. All borrowings bear interest based upon the reference rate per annum as announced by the bank (9.5% at August 31, 2000). At August 31, 2000, there were no amounts outstanding under the line of credit agreement and, accordingly, a sustained increase in the reference rate of 1% would not cause our annual interest expense to change.

                           PART II: OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

       Not applicable.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

       Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

       Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

ITEM 5 - OTHER INFORMATION

       None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)     EXHIBITS.



                  Exhibit
                  Number            Description
                  ------            -----------
                  10.1              Amendment to Lease, dated August 24, 2000, between
                                    Troy Systems International, Inc. and Ragco, a general
                                    partnership

                  10.2              1998 Stock Incentive Plan, as amended

                  27.1              Financial Data Schedule


          (b)     REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              TROY GROUP, INC.


                                              /s/ Patrick J. Dirk
                                              ----------------------------
October 13, 2000                              Patrick J. Dirk
                                              Chairman, President and
                                              Chief Executive Officer


                                              /s/ Del L. Conrad
                                              ----------------------------
                                              Del L. Conrad
                                              Chief Financial Officer

                                  EXHIBIT INDEX



        Item No.         Description                                                   Method of Filing
        --------         -----------                                                   ----------------
         10.1            Amendment to Lease, dated August 24, 2000,         Filed herewith electronically
                         between Troy Systems International,
                         Inc. and Ragco, a general partnership

         10.2            1998 Stock Incentive Plan, as amended              Filed herewith electronically

         27.1            Financial Data Schedule                            Filed herewith electronically
