Form 10-K
period 2000-11-30
TROY GROUP INC
filed 2001-02-28
CIK 1060595

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                             -----------------------

                                    FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2000

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

                          COMMON STOCK, $.01 PAR VALUE

                               -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 1, 2001, 10,921,032 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Registrant's outstanding common stock as of that date (based upon the last sale price of a share of common stock on that date reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was $29,850,845.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its 2001 Annual Meeting to be held on April 5, 2001.

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

         VARIOUS RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THE GROWTH IN ACCEPTANCE OF TROY'S ELECTRONIC PAYMENT SOLUTIONS BY ONLINE BROKERAGE FIRMS, E-MERCHANTS AND OTHER BILL PAYMENT APPLICATIONS; THE TIMELY AND SUCCESSFUL DEVELOPMENT AND INTEGRATION OF THE BLUETOOTH AND OTHER WIRELESS STANDARDS; THE MARKET ACCEPTANCE OF PRODUCTS INCORPORATING WIRELESS PRINTING TECHNOLOGIES; THE ABILITY TO CONTINUE TO DEVELOP AND MARKET OTHER E-COMMERCE PAYMENT, NETWORKED PAYMENT AND WIRELESS AND OTHER CONNECTIVITY TECHNOLOGIES; TROY'S ABILITY TO REFOCUS ITS MANAGEMENT AND RESOURCES ON THESE EMERGING TECHNOLOGIES; THE ABILITY TO HIRE AND RETAIN QUALIFIED MANAGEMENT, TECHNOLOGY AND OTHER PERSONNEL; THE IMPACT OF COMPETITION FROM EXISTING AND NEW TECHNOLOGIES AND COMPANIES; THE ABILITY TO IDENTIFY AND ASSIMILATE ACQUIRED COMPANIES AND TECHNOLOGIES; THE CONTINUED DEMAND FOR PRINTED FINANCIAL DOCUMENTS; AND THE OTHER FACTORS SET FORTH BELOW UNDER THE HEADING "CERTAIN IMPORTANT FACTORS" AND IN OUR OTHER PERIODIC REPORTS AND OTHER DOCUMENTS THAT WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

         WE OWN OR HAVE RIGHTS TO TRADEMARKS THAT WE USE IN CONNECTION WITH THE SALE OF OUR PRODUCTS. TROY(R), ECHECK SECURE(TM), PRINTRANET(TM), TROYMARK(TM) AND STARACH(TM) ARE AMONG THE TRADEMARKS THAT WE OWN. THIS REPORT ALSO MAKES REFERENCE TO TRADEMARKS AND TRADE NAMES OF OTHER COMPANIES.

                                     PART I

                                -----------------

ITEM 1.    BUSINESS

GENERAL

         With new products in the rapidly growing e-commerce market and a solid base of Fortune 1000 customers in our "brick-and mortar" markets, we are a leading worldwide provider of enterprise output solutions. We provide payment solutions and connectivity solutions to enterprises for their networks and the Internet.

         Our e-commerce and more traditional solutions serve a wide variety of industries including telecommunications, financial services, insurance, computer hardware, automotive, personnel and others. We distribute our solutions around the world and market our products through a direct sales force and a network of distributors and value-added resellers. More than 5,000 active customers purchase our products and services.

         Our mission is to leverage our successful core business into higher-growth and higher-margin businesses in e-commerce payment solutions and wireless printing. Cahners In-Stat projects that there will be over one billion BLUETOOTH enabled wireless devices by 2005 and Forrester Research projects that electronic payments will exceed $6.8 trillion by 2004. As a result, we believe that if we are successful in pursuing the opportunities in these new areas we could increase our rate of growth substantially.

ORGANIZATION AND DEVELOPMENT OF BUSINESS

         We were originally incorporated in California in 1996 and reincorporated in Delaware in May 1998. Troy Group, Inc. is the result of various mergers and acquisitions involving a company originally founded in 1982.

         In October 1998, we merged XCD Incorporated, a leading supplier of network connectivity solutions, into our subsidiary, Troy XCD, Inc. This subsidiary is now a part of our Wireless and Internet Connectivity Group. In May 1999, we acquired the remaining outstanding shares of Troy Telgate Systems, Inc. (formerly Telgate Equipment Corporation), a Canadian software development company. This subsidiary is now a part of our Financial Payments Group, and is responsible for the ongoing technical development and support for our electronic check and software products.

         On February 18, 2000, we acquired American Development (AMDev), Inc., an ACH (Automated Clearing House) software development and processing company. Troy AMDev's ACH products integrate with electronic checks to broaden our offering of e-commerce payment solutions. This subsidiary is now a part of our Financial Payments Group.

         On May 9, 2000, through our Troy XCD subsidiary, we acquired CableNet Technologies, a North Carolina based company which specializes in printer enhancement and connectivity technology, enhancing our technology platform to include IBM mainframe and midrange connectivity capabilities, as well as security and forms management products.

         Our principal executive offices are located at 2331 South Pullman Street, Santa Ana, California 92705, and our telephone number at that location is (949) 250-3280.

         Information regarding our reportable business segments, major customers and geographical information is contained in Note 13 to our financial statements on pages F-21 to F-24 of this report, and is incorporated in this item by reference.

WIRELESS AND INTERNET CONNECTIVITY GROUP

         In this new age of information, there is a rapidly growing need for intelligent devices such as PC's, cellular telephones, Personal Digital Assistants (PDA's), printers, and digital cameras to exchange information with each other. We provide a wide range of products that enable users of these new devices to print information over either wireless or wired networks.

WIRELESS PRODUCTS

         Our wireless products are hardware and software solutions that address both BLUETOOTH and 802.11b, which are the two emerging industry standards for short-distance wireless communications within a single building.

         BLUETOOTH is a very low-cost wireless technology that has now been endorsed by over 2,000 companies, including many of the major computer and telecommunications companies. It is especially useful for enabling small battery-powered mobile devices like cellular telephones to communicate with other mobile or fixed devices at distances up to 10 meters (33.7 feet).

         According to Cahners In-Stat, a leading market research company, over one billion BLUETOOTH-enabled devices will be shipped annually by the year 2005. During that same year, Cahners In-Stat predicts that 53.8 million inkjet printers, or approximately 45 percent of total inkjet printer shipments, will include BLUETOOTH capabilities.

         We believe we were the first company in the world to demonstrate a product for PC printing over a BLUETOOTH wireless link, and we believe we were one of the first to ship a BLUETOOTH hardware product with official BLUETOOTH qualification. We are currently delivering demonstration BLUETOOTH wireless print devices, and we have production-level units in design.

         In addition, in the past fiscal year we established an important relationship with Texas Instruments Incorporated to provide BLUETOOTH printing capabilities for cellular telephones, and secured an OEM contract with EPSON Electronics America, Inc. for hardware to enable BLUETOOTH functionality on their line of inkjet printers. We also partnered with Canon U.S.A., Inc., Ricoh Co., Ltd., Toshiba America, Inc., and Intel Corporation for BLUETOOTH demonstrations at Comdex, and we participated with Intel in the World PC Expo show in Tokyo.

         In 2000 we announced an initiative to develop products that address the rapidly growing 802.11b wireless LAN standard. 802.11b is essentially a wireless version of the highly popular Ethernet networking standard, and therefore has become quite popular due to its compatibility with existing applications. Because of our significant experience with wired Ethernet LANs, we believe that we have already developed much of the technology and expertise to be successful in this market. According to Cahners In-Stat, the wireless LAN equipment market is predicted to grow from $624 million in 1999 to $3 billion in 2002.

INTERNET AND CONNECTIVITY PRODUCTS

         Our network and Internet connectivity products are recognized worldwide for supporting a large number of protocols and network operating systems. Although we have traditionally focused on printer connectivity (print servers) for local area networks (LANs), our products now enable virtually any device to send and receive data and/or to be controlled, monitored, and diagnosed via a LAN and the Internet. Potential applications outside of printing involve electronic signs, medical instrumentation, security systems and factory automation equipment.

         We offer IBM-compatible mainframe and midrange connectivity products, as well as security, barcode and forms management hardware and software. These capabilities allow us to offer a complete range of connectivity options for virtually any kind of computer system, and will also let us address security and forms applications across all of our product lines.

FINANCIAL PAYMENTS GROUP

         Over the past decade there has been a dramatic shift from mainframe computer systems to networked computing environments. Due to this fundamental shift in the way corporations store and manage financial payment data, IT departments are now faced with the challenge of providing users with secure access to financial payment information which resides in a broad range of distributed and fragmented systems. Technologies are now available to effectively distribute payment information electronically to multiple end-users both within and outside an organization.

         The emergence and adoption of enterprise-wide and web-based software applications is also changing the way organizations generate and securely distribute financial payment information. Although many software applications include basic financial reporting functionality, they generally do not adequately address an enterprise's need to electronically transmit and output financial payment information securely across networked computing environments.

FINANCIAL SERVICES PRODUCTS

         We have been experts in the payment systems marketplace since 1971 and our experience has helped make us a worldwide leader in secure financial payment systems. It is our expertise in networked computer payment solutions that uniquely qualified us to enter the e-commerce payment arena in 1999.

         In October, 2000, we announced the formation of the TROY Financial Services Group, which combines the electronic payment products of banking software, ACH (Automated Clearing House) processing software and electronic checks in a single business unit. In addition, we recruited a seasoned executive as president of this group. Today, our services include a full array of electronic payment solutions including Cash Management, ACH systems, ACH processing, and ECheck Secure, our electronic check product.

         The growth of the Internet and the accompanying rapid rise in e-commerce continues. The Gartner Group predicts that by 2004, "the Internet will become the predominant mechanism for conducting business, whether it be business-to-consumer or business-to-business." Further, the electronic payments market continues to expand. Forrester Research estimates over $6.8 trillion in electronic payments by 2004. The ongoing transition from "information only" to "e-commerce enabled" web sites is accelerating. At the same time, the mix between bankcard and online check transactions is steady. Today, more than ever, online merchants require a variety of electronic payment options to compete in the fast-moving Internet marketplace.

         Our core expertise is in electronic payment processing, primarily by ACH through the Federal Reserve. Our systems, products and services all support this rapidly growing financial settlement process, which is at the root of virtually every online transaction. According to the National Automated Clearing House Association (NACHA), over 12,000 domestic financial institutions use ACH to settle over six billion payment transactions each year. We have a product/service set that serves both bank and commercial customers.

         We develop, distribute and support an array of Cash Management and ACH software solutions for both bank and commercial uses. Our key systems are:

     - Cash 400 is our automated cash management system that banks use to maximize client funds. It provides commercial bank customers with a fully automated method to invest excess funds and/or draw on lines of credit to cover account shortfalls. This system provides a way for smaller financial institutions to compete with banks offering sophisticated electronic treasury services to commercial depositors. Cash 400 service subscribers are able to keep available cash invested, cover minimum balance requirements and manage lines of credit.

     - AutoDraftCP, VIP and NOVA are our Windows-based ACH software systems for small, medium and large-volume transaction originators. These systems support the requirements of financial institutions for in-house processing of ACH items, as well as commercial users who prepare and transmit files for bank processing.

     - StarACH, which is currently under development, is our newest Windows-based ACH software product. StarACH is an enterprise class, Internet-ready system capable of high-speed processing. It provides the latest alternative to the legacy mainframe-based ACH systems that are still being used by most banks.

         We also provide ACH transaction processing. Through our various banking relationships, we utilize a direct link to the Federal Reserve. Our ACH processing capabilities are used by financial institutions, which outsource this function as their transaction volume grows, as well as to commercial customers who transmit ACH formatted files for Federal Reserve processing. We have recently expanded our ACH processing to include check conversion services for high-volume check-remittance customers. This service utilizes recently defined NACHA rules to convert checks to ACH and is particularly attractive to MICR (magnetic ink character recognition) coupon remittance operations such as utilities, cable system operators and sports club billing operations. The paper check is automatically converted to an ACH transaction, improving settlement, return and reporting capabilities.

         eCheck Secure continues to be very popular with online brokers and banks in funding new accounts, as well as with utilities and online merchants. We are continuing to develop new tools, methods and services to support the rapid, ongoing changes associated with Internet commerce. Our eCheck Secure product has also been ACH-enabled. In addition to our original service, which allows consumers to send a MICR-encoded check remotely over the Internet for printing at the biller's or merchant's site, eCheck Secure now supports ACH settlement. Consumers may use eCheck Secure to avoid credit card fees or interest, to control household spending from a single checking account, engage in transactions for which they have ready funds in their checking accounts but insufficient availability on their credit cards, or for any of a number of other reasons, as long as they choose a merchant, stockbrokerage or other payee that is eCheck Secure-enabled. eCheck secure is thus marketed as a competitive advantage to businesses that wish to offer their customers and prospective customers instant, secure transaction capabilities regardless of the customer's ability or desire to use credit cards. When coupled with the variety of risk management services provided by Equifax and our sophisticated back-office eCheck Secure reporting, we now provide some of the most secure, fast and convenient methods for online check acceptance.

         We have recently expanded our online payment products to include web merchant bankcard services. We offer state-of-the-art merchant bankcard services specifically tailored to help online merchants manage and grow their businesses. We believe that this enhancement to our online payment solutions will enrich our eCheck Secure products.

         We believe that MICR line information will continue to be the controlling identifier for bank account payments and transfers and that our expertise in MICR will provide us with a strong position as a leader in e-commerce payment solutions.

FINANCIAL PAYMENT PRODUCTS

         We are a leading provider of MICR check printing systems and related supplies. We initially served banks and large corporate clients. In 1984 we began installing secure payment systems for the U.S. Treasury that are still in operation today. With the advent of laser technology and networking we have been expanding our products to serve the needs of virtually every business that issues a check.

         Today with our technology, laser printers have the ability to print unique output such as the MICR line on the bottom of a check. MICR lines are printed with a magnetic ink or toner that, when magnetized, emit a magnetic signal that identifies each unique character. If the shape and/or the magnetic properties of the characters do not meet specified standards, the banking system will reject the document, which could cause costly manual handling. Our skill has been to develop printers and supplies that can print high quality financial documents using blank paper stock. Checks printed on our systems consistently exceed banking standards.

         Our networked MICR check printing systems include software, firmware, hardware and imaging supplies that provide customers with functions not offered by most major OEMs (original equipment manufacturers). Our technologies enable laser printers to print MICR lines, graphics, bar codes and forms. They also enable a printer to perform other functions not offered by most printer manufacturers, such as auditing, status checking and security. These features increase an enterprise's flexibility and customer service capabilities, eliminate costs associated with form obsolescence and enhance document security.

         Our strategic alliance with Hewlett-Packard provides our customers with all of the benefits of high-quality payment solutions combined with the features, functionality, and reliability provided by HP printers. We offer three levels of high-quality MICR payment solutions based on laser technology. Our laser solutions range in print speeds from 8 to 32 pages per minute and combine laser-quality business documents with high-quality MICR coding.

         Our most advanced printing systems incorporate additional security features such as encryption/decryption, MICR sensors, password protection, key locks, and TROY's exclusive special watermarking technology, TROYmark. This high-quality line of MICR printers is ideal for customers who require a more dedicated and fully secure financial payment solution.

         We recently announced that we have been certified by the London-based Association for Payment Clearing Services (APACS) as complying with the organization's standards for secure check printers. APACS is a British banking organization that sets the standards for check writing as well as all aspects of money transmission and payments-related activities in the United Kingdom. The APACS standard is considered one of the most stringent in the world, and with this certification, we are now the only approved desktop MICR solutions provider in the U.K.

         We also offer our own proprietary MICR software solution that streamlines payment processes by printing checks with security and ease on blank check stock. Authorized finance, accounts payable and payroll staff can merge accounting data with our software to create and print checks securely and easily from different bank accounts, using multiple signatures, in a one-step process.

         Laser payment solutions require imaging supplies on an ongoing basis. We develop and market imaging supplies that are uniquely formulated for specific output devices. As new output devices are developed, our chemical engineers combine their expertise with our advanced research and development equipment to design proprietary formulations. Our imaging supplies are then produced in a sophisticated, computerized manufacturing facility. We are recognized by our customers as a high-quality developer and manufacturer of proprietary imaging supplies. We are the only authorized MICR toner manufacturer for Hewlett-Packard LaserJet printers and are the only authorized MICR toner manufacturer for the IBM 3900 and InfoPrint 4000 family of high-speed laser printers. The majority of our products require our proprietary imaging supplies.

         In addition to our MICR toners that support our laser printers, we also offer other toners, ribbons and accessories for use by other printing devices. These additional supplies include fluorescent and indelible ribbons, post-encoding ribbons, jumbo rolls, standard toner, paper handling accessories and check security paper.

         CASE STUDY. Automatic Data Processing Inc. (ADP) formed a strategic alliance with us in February 1997 to offer on-site, client-based payroll check printing for their 425,000 clients nationwide. ADP is recognized as one of the largest independent computing service organizations in the United States. ADP software programs provide flexibility and control in issuing payroll checks at the client site while our financial payment solutions ensure the quality and security of those checks. ADP's clients are able to transmit payroll data to ADP and have ADP return to the client a payroll data stream where a Troy MICR check printer prints the client's payroll checks. This eliminates overnight shipping charges and prevents delays. In addition, clients can print exception checks as needed.

         Alan Greenspan in March, 2000, stated that there were over 68 billion checks printed in 1999. He also stated that the use of checks continues to grow. We believe that our check printing systems market will be here for many years.

BUSINESS STRATEGIES

         Our objective is to leverage our expertise as a provider of enterprise output solutions to become a leading worldwide provider of electronic payment systems and wireless printing solutions. Our strategies for achieving this objective include:

         CONTINUING TO DEVELOP AND MARKET WIRELESS CONNECTIVITY SOLUTIONS. We believe the wireless connectivity market represents an area of major growth potential. In order to address this market, we will be making a substantial investment to enhance our wireless connectivity products and technology. We believe that we have established an early lead in this market, and that we can maintain this lead by investing in the required resources.

         EXPANDING AND SEEKING NEW WIRELESS CONNECTIVITY OEM RELATIONSHIPS. We intend to aggressively expand our existing relationships and seek new OEM relationships. In the BLUETOOTH and 802.11b wireless connectivity markets, we will initially focus on printer manufacturers like Epson, since we have credibility and existing relationships with these companies. In addition, most of our existing network and Internet connectivity firmware and software can also be used in our 802.11b products. Although printer manufacturers are our primary OEM focus, we will also pursue opportunities in other markets, such as BLUETOOTH connectivity for cellular telephones. This is our overall objective and is synergistic with our resources and products.

         CONTINUING TO DEVELOP AND MARKET ELECTRONIC PAYMENT SERVICES. Our strategy is to expand our product lines to provide online merchants with bankcard and financial electronic data interchange products that complement our current electronic payment services comprised of ACH payments and secure electronic checks. This product expansion will ensure that we have a complete service solution for online merchants, coupled with a variety of security and transaction verification options. We intend to more aggressively combine our core products, ACH payments and eCheck Secure, with state-of-the-art web bankcard and sophisticated financial electronic data interchange services to meet the market needs for integrated, customized and modular payment solutions. In the payment processing arena, we intend to broaden our processing portfolio to balance risk management, volume and settlement capabilities to assure competitive, yet low-risk, payment processing products.

         INTRODUCING AND ENHANCING PRODUCTS THROUGH RESEARCH AND DEVELOPMENT. We achieved a leadership position in our networked financial payment solutions by investing in research and development, introducing higher-quality products and focusing on satisfying the needs of both our OEM customers and end users. We intend to continue to invest in research and development to enhance our current technologies and introduce new products.

         EXPANDING AND SEEKING NEW FINANCIAL PAYMENT OEM RELATIONSHIPS. We intend to aggressively expand our existing OEM relationships and seek new OEM relationships. One way to expand our relationships with Hewlett-Packard, IBM and Standard Register is to develop solutions that support their products. We believe that this strategy provides us with the opportunity to expand our market share and maintain and enhance our technological position and expertise.

         LEVERAGING STRATEGIC ALLIANCES. We currently partner with various software, firmware, hardware and financial service companies in offering solutions that assist us in meeting our customers' financial payment needs. We intend to continue to aggressively pursue new strategic alliances that we believe will enable us to enter new markets, expand our distribution channels and enhance our product and service offerings. We currently have management resources dedicated to developing strategic alliances.

         EXPANDING DISTRIBUTION CHANNELS TO INCREASE OUR FOCUS ON SELLING TO MID-SIZE AND SMALLER BUSINESSES. We believe that an increasing number of small and mid-sized businesses will begin to use networks, the Internet and enhanced financial payment solutions to facilitate their business needs by lowering costs, providing instantaneous access to financial data, enabling better customer service. We intend to continue to expand our distribution channels to increase our sales to these businesses.

         ACQUIRING RELATED BUSINESSES, PRODUCTS AND TECHNOLOGIES. A significant aspect of our growth strategy has been the acquisition of complementary businesses in order to achieve market presence, increase our customer base and expand our product offerings to our customers and business partners. We intend to continue to search for such appropriate opportunities. We currently have an experienced team, both internal and external, executing and implementing our acquisition strategy.

         There can be no assurance that we will be successful in pursuing these business strategies, which necessarily involve certain risks (see "Important Factors" as presented on pages 14 to 18).

RESEARCH AND PRODUCT DEVELOPMENT

         We are committed to growing our business through research and development, and it is one of our major business strategies. We seek customer feedback in the product design process in order to meet changing requirements, and are committed to developing functional and integrated solutions in a rapid and efficient manner. In addition, we invest significantly in highly sophisticated research and development equipment.

         As of February 1, 2001, we employed approximately 65 persons in our research and development efforts. Our highly trained staff of software, electrical, mechanical and chemical engineers is focusing on principal research and development activities such as:

     -    developing e-commerce payment solutions;

     - developing software and firmware solutions for connecting devices to BLUETOOTH and 802.11b wireless networks;

     - developing new products that provide solutions for our strategic business partners; and

     -    creating proprietary imaging supplies.

SUPPORT SERVICES

         We offer TECHNICAL SUPPORT, MAINTENANCE AND ON-SITE SERVICES, portions of which are provided by third parties. We provide technical support through an 800 line from 7:00 AM to 5:00 PM (PST) and through our web sites. We also provide on-site service through yearly maintenance contracts or on a time-and-materials basis.

         In addition to our technical support, maintenance and on-site services, for over six years we have maintained the MICR TECHNOLOGY CENTER, a research group dedicated to providing solutions for MICR document processing problems. Members of the testing facility for this research group have the ability to examine all aspects of the MICR printing process to pinpoint where improvements can be made and to ensure the highest-quality MICR line.

SALES AND MARKETING

         We market products to Fortune 1000 companies through our direct sales force and market products to small and mid-size businesses primarily through our network of distributors and value-added resellers. Our products are represented internationally, primarily through a distributor network.

         Our base of more than 5,000 active customers includes e-commerce retail and brokerage firms, financial institutions, insurance companies, payroll processing companies, corporations and government agencies. Ameritrade, Inc., AT&T Corporation, Bank of America Corporation, Brother Industries, Ltd., Eastman Kodak Company, Farmers Group, Inc. (Farmers Insurance), Fidelity Investments, Ford Motor Company, International Business Machines Corporation (IBM), Manpower Inc., Morgan Stanley Dean Witter & Co., Mydiscountbroker.com (a member of the Southwest Securities Group, Inc.), Shopsports.com, Wal-Mart Stores, Inc., and Wells Fargo & Company are among the TROY customers that purchased products during the last 12 months.

         We market our e-commerce payment solutions directly to Internet merchants, and virtually every Internet web site that offers e-commerce is a potential client. Our research has identified several markets that will be targeted on a high-priority basis: business-to-consumer utility companies, and both conventional and online stock brokerage firms. Also, we currently have strong access to many Fortune 1000 companies and to the U.S. Treasury.

         We sell our wireless connectivity products and our network and Internet connectivity products primarily through an OEM channel, with a particular emphasis on printer manufacturers. Our OEM customers include companies such as Epson, Brother, Eastman Kodak, Encad, and Hitachi Koki. We also sell our products worldwide through a network of domestic and international distributors.

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

         We promote our products through our web sites, trade shows, advertising and direct marketing materials as well as referrals from our strategic business partners, including Equifax, Hewlett-Packard, IBM, ADP and Standard Register.


STRATEGIC RELATIONSHIPS

         We have had a long relationship with Hewlett-Packard in the network connectivity area. Last year HP funded our initial BLUETOOTH development, which resulted in the industry's first demonstration of a product for printing from a PC over a BLUETOOTH wireless communications link. The Hewlett-Packard printer market continues to be an important part of our business, and we are continuing to develop both wireless and wired products to address the needs of the market.

         In October 2000, we entered into a relationship with Texas Instruments France to provide BLUETOOTH printing software for Texas Instruments' GSM cellular telephone Software Library. Texas Instruments is the leading provider of chips to the cellular phone industry, with 70 percent of all cell phones incorporating Texas Instruments' chip technology. Texas Instruments will promote our package to all of its GSM customers and incorporate it as an optional component of Texas Instruments' standard GSM software library. GSM is the world's most popular standard for cell phones, with over 55 percent of the total cell phone market, including virtually all of Europe, much of Asia and Africa, and parts of the Americas. According to the GSM Association, there were 331.5 million GSM cell phone subscribers at the end of June 2000, with projected growth to
732.9 million by the end of 2004. We believe that a significant percentage of these phones will have BLUETOOTH capabilities, providing a major market opportunity for us in supporting the growth of BLUETOOTH-enabled cell phone adoption.

         In addition to the GSM opportunity, we believe that our Texas Instruments relationship will bring us sales opportunities for custom hardware and software developments, not only for GSM-related BLUETOOTH products, but also for BLUETOOTH and 802.11b wireless opportunities in other Texas Instruments divisions.

         Our ACH processing business uses direct links to the Federal Reserve through Jackson Bank & Trust in Nashville, Tennessee. We are working to expand our bank relationships to obtain additional bank processing links to the Federal Reserve, as well as enhancing our current relationship with our primary processing bank. Our ability to provide accurate, timely and complete ACH payment processing services is dependent on our strategic relationships with the banks that provide our access to the Federal Reserve payment system.

         Our eCheck Secure product uses check verification features provided by Equifax Check Services. Working closely with Equifax, we have developed high-speed interactive links to obtain check data verification in conjunction with online check services. We are an authorized reseller of Equifax Check verification services and continue to actively develop additional features to improve service reliability, functionality and reduce payment risk. At this time, we maintain limited capabilities related to verification and rely on services of our sole provider, Equifax Check Services.

         We have recently entered into a joint sales alliance with HMSBLUE.COM, a technology-driven, business-to-business provider of comprehensive merchant authorization, settlement and accounting systems. The alliance enhances both companies with services complementary to our respective core products. Our payment services are now expanded beyond eCheck Secure to provide state-of-the-art bankcard acquiring services. HMSBLUE.COM also includes our ACH services in conjunction with its Internet Payment Gateway and merchant resource center, which provide a full array of web-based merchant card services.

         We have also recently entered into a reseller agreement with LogicomTechnologies, LLC for a full array of electronic data interchange
(EDI) products specifically designed for Internet merchants. In addition to ACH origination, eCheck Secure, and merchant bankcard services, we now provide a full-solution product set for online merchants who wish to "move upmarket" into business partnerships requiring specialized data formatting, transmission or payment methods. This product extension provides our web merchants with the necessary electronic tools to expand their client base into more sophisticated business partnerships.

         Since 1993, we have also maintained a strategic relationship with Hewlett-Packard's various printing groups. We purchase Hewlett-Packard laser printers and modify and enhance the printers. We then repackage, re-label and sell the printers as MICR-enabled financial document printers under the TROY name. In addition, we are a member of Hewlett-Packard's Engineering Support Partner Group, a select group of third-party solutions partners. As a member of this group, we work with Hewlett-Packard on architecture issues for new product development and with Hewlett-Packard's marketing group to implement joint marketing programs. We believe that our current relationship with Hewlett-Packard gives us a competitive advantage in marketing our products, primarily because of HP's reputation as the leading provider of laser printers throughout the world.

         We have a joint marketing relationship with IBM, the world leader in the development and manufacture of advanced information technology. In an agreement with TROY, IBM has agreed to purchase from us all of its MICR toner requirements for the IBM 3900 and InfoPrint 4000 family of high- speed laser printers.

         Our strategic alliance with ADP was formed to offer a printer and software solution for on-site, client-based payroll check printing to serve ADP's 425,000 clients worldwide. ADP is one of the largest independent computing service organizations in the world. ADP's payroll software is fully compatible with our MICR printers. We offer ADP-approved MICR laser printers, toll-free technical support, accessories, imaging supplies, product warranties and maintenance agreements.

         We are an OEM supplier to Standard Register. Standard Register is a recognized leader in delivering document management systems, products and services to healthcare, financial and general business markets. We private-label MICR and multi-purpose printers for Standard Register, to be used in conjunction with their various document management solutions including LINKUP(TM), a check printing software system, and PATIENT LINKUP(TM), a hospital admissions and documenT routing system.

COMPETITION

         The market for our products is highly competitive and subject to rapid technological change. We compete principally on the basis of the quality, flexibility, convenience and security of our enterprise output solutions. Overall, we believe that we are well positioned in our industry and compete favorably as a result of:

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

     -   our capable and reliable technical support capabilities; and

     -   a historical and ongoing commitment to quality.

         WIRELESS CONNECTIVITY SOLUTIONS. The BLUETOOTH and 802.11b wireless markets are emerging markets. Our primary competitor in the BLUETOOTH market is Axis Communications. I-Data and Wireless Solutions have also announced BLUETOOTH printer connectivity products. In addition, NEC and Samsung have demonstrated BLUETOOTH capabilities on their lines of printers. Our only known competitors in the 802.11b printer connectivity market are Cellvision (which sells its products under various labels), Sercomm, and Komatsu. Our primary competitors in the BLUETOOTH software protocol stack market are

Extended Systems Inc. and Widcomm Inc. Other competitors include IVT Corporation, Stonestreet One, Inc., and several other smaller companies.

         NETWORK AND INTERNET CONNECTIVITY SOLUTIONS. In the print server market, Intel, Axis, and Lantronix offer competing products that are suitable for multiprotocol enterprise network printing applications. There are many other commodity print servers, including very low-cost products, but such commodity print servers are not usually suitable for enterprise networks due to inadequate protocol support and features, limited customer support and low performance. In addition, our support of both PrintraNet and IPP Internet connectivity provides another advantage over most of our competitors. Although Hewlett-Packard makes print servers, we do not generally consider them a direct competitor. This is because we are a Hewlett-Packard partner providing DEC and Banyan VINES connectivity solutions that are not available on Hewlett-Packard products.

         FINANCIAL SERVICES PRODUCTS. We develop, market and support a variety of software systems. Our key competitors are CheckFree, Politzer & Haney and ACI for ACH processing systems, and Jack Henry for AS400 bank cash management systems. Our software systems have unique features that competitively differentiate them from other providers. We continue to develop enhancements to our core software systems that, we believe, will continue to provide unique capabilities to our software users.

         We are an authorized reseller of Equifax check verification services. However, Equifax has other authorized resellers, such as BankServ, Xign and Intellicheck, which provide competitive service offerings. ECheck Secure provides secure online checks and competes with Authorize.net, Deluxe Check, PaybyCheck, Achex and a host of other online check service providers. TROY differentiates itself in real-time verification, coupling a flexible front end with robust back-office reporting.

         We provide ACH processing services to banks and commercial companies. We compete with domestic banks and other third-party electronic payment providers, such as Deluxe Check, Bottomline Technologies, BankServ and CyberCash. ACH processing with the Federal Reserve is a highly standardized service with defined settlement timeframes and established rules. We are an experienced originator, active in NACHA, the national organization of ACH system participants, and are competent in risk management techniques that optimize our use of the settlement system while minimizing our financial risk.

         FINANCIAL PAYMENT PRODUCTS. Our primary competitors in networked computer payment solutions are ACOM Computer, Inc., Rosetta, Lexmark International, Inc., Oce, Source Technologies and Xerox. We also compete with companies that provide MICR font and toner solutions on a "stand-alone" basis, without a printer. We believe that our current relationship with Hewlett-Packard gives us a competitive advantage in the MICR printing market, primarily because of Hewlett-Packard's reputation as the leading provider of laser printers worldwide.

         IMAGING SUPPLIES. We compete in the toner and ribbon market primarily on the basis of quality and service. Color Image is our most significant competitor with respect to toner products. Our significant competitors with respect to ribbons are Nu-Kote International, Commander Imaging Products Inc. and Fuji Copian Corporation. We position ourselves as a full-service provider, with a pricing strategy that reflects our quality, reliability, precision of formulation and available customer support. Many small companies also offer remanufactured MICR cartridges that are typically lower priced but less reliable than new MICR cartridges such as those that we offer.

         We also have several indirect competitors that offer certain products as an alternative to our financial payment solutions, such as pre-printed checks, check printing services and electronic payment systems, outsourcing for payroll, on-line banking and payment systems for their clients. These companies generally provide alternatives to the internal printing of checks and other financial documents.

         Although the prices of our MICR printers and imaging supplies are generally higher than those of our competitors' products, we have been able to maintain these prices as a result of advanced technological features (including security), higher levels of quality and value-added services.

INTELLECTUAL PROPERTY

         We have certain proprietary printing system components, manufacturing processes, information, knowledge, trademarks and tradenames. We rely on a combination of patent, trademark, trade secret and other intellectual property laws, nondisclosure agreements with employees and internal confidentiality measures to protect our intellectual property rights and confidential information. We seek patents from time to time on our products and processes. The decision to seek additional patents is based on our analysis of various business considerations such as the cost of obtaining a patent, the likely scope of patent protection and the benefits of patent protection relative to relying on trade secrets protection and other measures. We also rely on specialized know-how and continuing technological innovation to develop and maintain our competitive position.

         As of February 1, 2001, we held nine United States patents. Our existing patents primarily cover components of our impact printing systems and proprietary consumables. We have also filed applications for one additional United States patent and four foreign patents, which are currently pending. There can be no assurance that our issued patents will provide meaningful protection of our products and technologies. In addition, patent applications can be denied or significantly reduced before issuance. Moreover, there can be no assurance that third parties will not assert intellectual property infringement claims against us or that, if asserted, that we would prevail or be able to obtain any necessary licenses.

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

EMPLOYEES

         As of February 1, 2001, we employed approximately 240 persons. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider relations with our employees to be good.

ITEM 1A.  IMPORTANT FACTORS

         There are several important factors that could cause our actual results to differ materially from those we anticipate or those reflected in any of our forward-looking statements. These factors, and their impact on the success of our operations and our ability to achieve our goals, include those set forth below.

WE HAVE RECENTLY EXPANDED OUR BUSINESS TO OFFER e-COMMERCE PAYMENT SOLUTIONS AND FACE CERTAIN RISKS RELATED TO THESE SOLUTIONS, INCLUDING FAILURE TO GAIN MARKET ACCEPTANCE.

         Since we have expanded our business and strategy to offer online, secure check acceptance for e-commerce merchants and online brokerages, we have continued to gather expertise in this area. We have recently revised our business strategy to further focus our efforts in ACH origination and ACH systems. We have been disappointed in the market acceptance by e-commerce merchants to date. We have no assurance this adjustment in our strategy will be successful or that our existing business to online brokerages will continue. In addition, our focus on e-commerce payment solutions could cause our historical networked payment solutions business to suffer. Our e-commerce payment solutions compete with other well-established payment methods and we cannot assure you that our current solutions or those under development will be accepted by the marketplace. If we are not successful in marketing e-commerce payment solutions or if our historical business declines as a result of our efforts in this area, our business will be materially and adversely affected.

         Our e-commerce payment solutions often involve risk of payment error or repudiation. We may be unable to recover funds advanced to our customers when payments are returned or when proper procedures are not followed. Further, we could be held responsible for claims that payments, presented by our products, are not authorized by the holder of the account on which they are drawn. If we are found responsible for unauthorized payments, we could be liable for the amount of the unauthorized payment as well as other indirect or consequential damages, such as overdraft charges or damage to the account holders' credit rating. Any findings of such liability could also significantly impact our marketing of these products and could cause our business to suffer.

         THE SUCCESS OF OUR WIRELESS CONNECTIVITY INITIATIVES DEPENDS ON OUR ABILITY TO DEVELOP NEW PRODUCTS FOR EXISTING AND EMERGING WIRELESS COMMUNICATIONS MARKETS AND TO INTRODUCE SUCH PRODUCTS IN A TIMELY MANNER.

         The development of new wireless networking products is highly complex and we may experience delays in developing and introducing new products. Due to the intensely competitive nature of our business, any delay in the commercial availability of new products could materially and adversely affect our business, reputation and future operating results. In addition, if we are unable to develop or obtain access to advanced wireless networking technologies as they become available, or are unable to design, develop and introduce competitive new products on a timely basis, or are unable to hire or retain qualified engineers to develop new technologies and products, our future operating results would be materially and adversely affected. We anticipate expending substantial resources in developing products that are designed to conform to emerging wireless standards. We can offer no assurance, however, that our wireless-enabled products will have a meaningful commercial impact.

TECHNOLOGY IN OUR INDUSTRY EVOLVES RAPIDLY, AND WE MUST CONTINUE TO ENHANCE EXISTING PRODUCTS AND DEVELOP NEW PRODUCTS OR OUR BUSINESS WILL SUFFER.

         Rapid technological advances, obsolescence and large fluctuations in demand characterize the markets for our current products. Our existing and development-stage products may easily become obsolete if our competitors introduce newer or better technologies. To be successful, we must continually enhance our existing products and develop and introduce other e-commerce payment, networked payment and wireless and other connectivity technologies. If we fail to adequately anticipate or respond to technological developments or customer requirements, or if we are significantly delayed in developing and introducing products, our business will suffer. In addition, our success in this rapidly changing environment depends on our ability to appropriately refocus our management attention and other resources on the emerging technologies that will ultimately gain market acceptance.

WE FACE SIGNIFICANT COMPETITION THAT MAY NEGATIVELY IMPACT OUR REVENUES, GROSS MARGINS AND MARKET SHARE.

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

WE FACE RISKS ASSOCIATED WITH OUR STRATEGY OF GROWING THROUGH ACQUISITIONS.

         We intend to acquire technologies, product lines and businesses that will complement our business and enable us to achieve our objective of becoming the leading worldwide provider of e-commerce enterprise output solutions. Acquisitions involve risks, including that:

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

OUR BUSINESS DEPENDS ON THE CONTINUED DEMAND FOR PRINTED DOCUMENTS, INCLUDING FINANCIAL DOCUMENTS.

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

A LARGE CUSTOMER ACCOUNTS FOR A MATERIAL PORTION OF OUR SALES AND OUR EARNINGS WILL SUFFER IF WE LOSE THIS CUSTOMER.

         For the fiscal year ended November 30, 2000, Cannon IV, Inc., one of our imaging supplies resellers, accounted for 9.2% of our net sales. This reseller also accounted for 11.4% of our net sales for the fiscal year ended November 30, 1999, and 17.1% of our net sales for the fiscal year ended November 30, 1998. We believe that a significant portion of this reseller's sales are to a single customer. We also sell products directly to the reseller's customer. Direct sales to Cannon IV's significant customer were 0.3% of our net sales for the fiscal year ended November 30, 2000, 2.6% of net sales for the fiscal year ended November 30, 1999, and 6.8% of net sales for the fiscal year ended November 30, 1998. We cannot assure you that this reseller will continue to buy products from us, or that we or this reseller will continue to be able to sell our products to its significant customer. There would be a material adverse effect on our business if sales to this reseller or direct or indirect sales to its significant customer decline or cease for any reason.

WE MAINTAIN STRATEGIC SUPPLY, OEM AND MARKETING ARRANGEMENTS, AND TERMINATION OF THESE RELATIONSHIPS COULD ADVERSELY AFFECT OUR REVENUES AND EARNINGS.

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

WE SELL A SIGNIFICANT PORTION OF OUR PRODUCTS INTERNATIONALLY, WHICH EXPOSES US TO CURRENCY FLUCTUATIONS AND OTHER RISKS.

         We sell a significant amount of our products to customers outside the United States. International sales accounted for 13.8% of our net sales in the year ended November 30, 2000. International sales represented 13.3% of sales in the fiscal year ended November 30, 1999 and 16.2% of sales in the fiscal year ended November 30, 1998. We expect that shipments to international customers will continue to account for a material portion of our net sales. Sales outside the United States involve the following risks, among others:

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

OUR QUARTERLY OPERATING RESULTS FLUCTUATE AS A RESULT OF MANY FACTORS.

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

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS OR TO PROTECT OURSELVES AGAINST INFRINGEMENT CLAIMS OF OTHERS.

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

WE DEPEND ON OUR EXECUTIVE OFFICERS FOR OUR SUCCESS.

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

COMPLIANCE WITH GOVERNMENT REGULATIONS MAY CAUSE US TO INCUR UNFORESEEN
EXPENSES.

         Our MICR printer and imaging supplies manufacturing operations are subject to a number of federal, state and local laws and regulations. These regulations include laws and regulations promulgated by the Environmental Protection Agency and similar state agencies regarding storing, shipping, disposing, discharging and manufacturing hazardous materials and hazardous and non-hazardous waste. Although we believe that our operations materially comply with all current laws and regulations, we cannot assure you that these regulations will not change. We also cannot assure you that unforeseen environmental incidents will not occur, or that past contamination or non-compliance with environmental laws will not be discovered on our current or former properties. Any of these events could result in significant expense or require changes in our operations, which could materially and adversely affect our business.

OUR FORMER STATUS AS AN S CORPORATION COULD EXPOSE US TO LIABILITY.

         From December 1989 to October 30, 1998, Troy Group and Troy Systems elected S corporation status under the Internal Revenue Code. Although we believe that Troy Group and Troy Systems met the S corporation requirements under the Code during this period, the IRS has not challenged or made a determination as to our status. If the IRS determines that Troy Group or Troy Systems did not meet the Code requirements for S corporations, we could be liable for unpaid federal and state income taxes for all or a part of the time that we elected S corporation status, plus interest and possible penalties.

ITEM 2.    PROPERTIES

         We currently lease approximately 37,000 square feet of space for our headquarters in Santa Ana, California. Our other facilities are located in Irvine, California where we lease approximately 14,000 square feet, in Coquitlam, British Columbia where we lease approximately 7,000 square feet, in Wheeling, West Virginia where we lease approximately 77,000 square feet for a manufacturing facility, in Nashville, Tennessee where we lease approximately 5,300 square feet and in Matthews, North Carolina where we lease approximately 2,500 square feet. We consider our present facilities to be sufficient for our current operations.

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

ITEM 4A.  EXECUTIVE OFFICERS OF TROY GROUP

         Our executive officers as of February 1, 2001, are as follows:


           Name                   Age                    Title
           ----                   ---                    -----

Patrick J. Dirk...............     61   Chairman of the Board, Director and
                                        Chief Executive Officer of Troy Group
                                        and related subsidiaries.

Robert S. Messina.............     51   President, Chief Operating Officer and
                                        Director of Troy Group.

Brian P. Dirk.................     36   Vice President and Director of Troy
                                        Group.

Del L. Conrad.................     54   Chief Financial Officer, Treasurer and
                                        Secretary of Troy Group, Chief Financial
                                        Officer and Secretary of Troy Systems
                                        International , Vice President, Chief
                                        Financial Officer and Secretary of Troy
                                        XCD and Troy AMDev, Inc.


         PATRICK J. DIRK has been Chairman of the Board, Chief Executive Officer and a Director since he co-founded Troy Group with his wife in May 1982. From May 1982 until August 1999, Mr. Dirk served as President of Troy Group. Mr. Dirk is also the founder, Chairman of the Board and Chief Executive Officer of Troy Group related subsidiaries. From 1973 until 1982, Mr. Dirk was employed in various capacities by Kroy Inc., a manufacturer of automated lettering machines and related products, serving as President and a director from 1980 to 1982. Mr. Dirk also serves as a member of the boards of directors and advisory boards of several private companies, none of which compete with Troy Group. Mr. Dirk devotes substantially all of his efforts to Troy Group and its subsidiaries. Mr. Dirk is the father of Brian P. Dirk.

         ROBERT S. MESSINA has been President, Chief Operating Officer and a Director of Troy Group since August 1999. Mr. Messina previously served as Executive Vice President of Troy Group from April 1998 to August 1999 and the President and Chief Operating Officer of Troy Systems International from December 1996 to August 1999. From December 1995 through December 1996, Mr. Messina served as the Executive Vice President and General Manager of Troy Systems International and from July 1994 through December 1995 he served as its Vice President Sales and Marketing. From January 1992 through March 1994, he was the General Manager of Omninote, a division of Telautograph Corp., a network communications company.

         BRIAN P. DIRK has been our Vice President since May 1996. He was a member of our Board of Directors from that date until October 30, 1998. He again became a director in July 1999. Mr. Dirk's primary responsibility is Vice President, Corporate Development. His duties include managing our acquisition and alliance strategies and staff. Prior to this, he served as Vice President of International and Federal Government Sales. Since joining us in 1989, Mr. Dirk has held various training and management positions, including Director of Business Development and International Sales Manager. Mr. Dirk is the son of Patrick J. Dirk.

         DEL L. CONRAD has been our Chief Financial Officer, Treasurer and Secretary since April 1998 and also serves as the Chief Financial Officer and Secretary of Troy Systems International, Vice President, Chief Financial Officer and Secretary of Troy XCD and Troy AMDev, Inc. Mr. Conrad served as the Vice President of Finance and Administration of Troy Systems International from March 1995 to April 1998. From August 1991 to March 1995, he served as a consultant on mergers and acquisitions, bank financing and operations. From June 1981 to July 1991, Mr. Conrad was a partner with McGladrey & Pullen, LLP, a public accounting firm.

                                     PART II

                                 ----------------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

         COMMON STOCK INFORMATION.

         Our common stock is currently traded on the Nasdaq National Market under the symbol "TROY." The following table sets forth, for each of the fiscal periods indicated since our July 27, 1999 initial public offering, the range of high and low sale prices per share as reported by the Nasdaq National Market. These prices do not include adjustments for retail mark-ups, mark-downs or commissions.


                             Fiscal 2000                           High                Low
                             -----------                           ----                ---
         First Quarter....................................         $43.00              $12.5
         Second Quarter...................................         $36.25             $8.125
         Third Quarter....................................         $15.25              $8.00
         Fourth Quarter...................................         $9.688              $4.25



                             Fiscal 1999                           High                Low
                             -----------                           ----                ---
         Third Quarter (July 27 to August 31).............        $7.6250            $6.0625
         Fourth Quarter...................................       $17.3125            $6.7500



         We have not declared or paid any cash dividends (other than S corporation distributions) on our common stock since our inception, and the Board of Directors presently intends to retain all earnings for use in our business for the foreseeable future. In addition, our ability to declare and pay dividends is restricted by the terms of certain of our debt agreements. See Note 9 to our financial statements on pages F-15 to F-17 of this report.

         As of February 1, 2001, there were 112 record holders of our common stock.

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

         The aggregate offering price of the shares offered was $17,500,000. All of the offered shares were sold and the net proceeds to Troy Group from the offering were $14,943,000, after deducting the underwriting discount of $1,575,000 and the estimated offering expenses of approximately $982,000, of which approximately $54,000 was incurred from the effective date through November 30, 1999. All of the expenses incurred in connection with the initial public offering were paid to unrelated parties or entities.

         From July 27, 1999 to November 30, 2000, we have use the net proceeds from the offering as follows:

          Repayment of long-term debt.........................  $  2,965,000
          Repayment of line of credit.........................     1,354,000
          Investment in available-for-sale securities.........     9,953,000
          Working capital.....................................       671,000
                                                              --------------
                                                                 $14,943,000
                                                              ==============




         All payments of the net proceeds were paid to unrelated parties or entities.

ITEM 6.    SELECTED FINANCIAL DATA.

                     SUMMARY STATEMENTS OF OPERATIONS DATA:
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


For the year ended November 30:                2000            1999           1998            1997           1996
------------------------------                 ----            ----           ----            ----           ----
Net sales.............................       $51,745         $58,559        $35,758        $33,434         $28,161
Gross profit..........................        22,292          22,531         14,262         13,837          10,753
Net income............................         2,407           5,827          4,434          4,397           3,067
Pro forma net income..................          --               --           2,371          2,659           1,870
Pro forma diluted net income per
   share..............................       $  0.21         $  0.64        $  0.31        $  0.34         $  0.25
Weighted average diluted shares
   outstanding........................        11,369           9,116          7,745          7,759           7,500

                           SUMMARY BALANCE SHEET DATA:
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


At November 30:                                2000            1999           1998           1997           1996
--------------                                 ----            ----           ----           ----           ----
Working capital.......................      $24,903         $25,011       $ 5,806        $ 5,173        $ 3,910
Total assets..........................       42,575          37,355        18,918         11,749         11,324
Long-term debt........................          272             331         3,333          2,034          2,209
Stockholders' equity..................       35,615          29,795         8,265          5,948          4,102


         The above information includes our initial public offering on July 21, 1999 and our acquisitions of Troy XCD in October 1998, Troy Telgate Systems in May 1999, American Development (AMDev), Inc. in February 2000 and CableNet Technologies in May 2000. See Note 2 to our financial statements on pages F-9 and F-13 of this report for further information including information regarding pro forma net income.

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

OVERVIEW

         Net sales are generated from the sale of our connectivity and financial payment solutions and services. We recognize revenue from the sale of our products when the goods are shipped to the customer and we recognize service revenue over the period of the contract on a straight-line basis. In the fiscal years ended November 30, 2000 and 1999, a reseller of our imaging supplies, Cannon IV Inc., accounted for 9.2% and 11.4%, respectively, of our net sales, of which we believe a significant portion was sold to a single customer. In addition, a reseller of our laser printers and connectivity products, Comark, Inc. also sold products to this same customer which accounted for .6% and 19.9%, respectively, of our net sales for the fiscal years ended November 30, 2000 and 1999. Sales to Comark, Inc. in the fiscal year ended November 30, 1999 include a significant non-recurring replacement order of financial document printers. We also sell our products directly to this significant customer. Direct sales to these resellers' significant customer were .3% and 2.6% of our net sales for the fiscal years ended November 30, 2000 and 1999. We do not have a written or oral contract with Cannon IV, Comark, Inc. or their significant customer. All sales are made through purchase orders.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of net sales

                                                                         Fiscal Year Ended
                                                                            November 30,
                                                             -------------------------------------------

                                                                 2000          1999           1998
                                                                 ----          ----           ----
         Net sales.........................................    100.0%         100.0%         100.0%
         Cost of goods sold................................     56.9           61.5           60.1
         Gross Profit......................................     43.1           38.5           39.9
         Selling, general and administrative expenses......     27.4           16.1           17.9
         Research and development expenses.................      8.4            6.2            7.1
         Amortization of intangible assets                       2.0            0.7             --
         Purchased in process research and development.....       --             --            2.4
         Operating income..................................      5.2           15.5           12.5
         Interest income...................................      1.6            0.4             --
         Interest expense..................................     (0.4)          (0.4)          (0.3)
         Income before income taxes (credit)...............      6.9           15.5           12.2
         Provision for income taxes (credit)...............      2.2            5.5           (0.2)
         Net income........................................      4.7           10.0           12.4
         Pro forma provision for income taxes..............       --             --            5.6
         Pro forma net income..............................       --             --            6.6


FISCAL YEAR ENDED NOVEMBER 30, 2000 COMPARED TO FISCAL YEAR ENDED
NOVEMBER 30, 1999

         NET SALES. Our net sales were $51.7 million for the fiscal year ended November 30, 2000, with $39.9 million attributable to financial payment solutions and $11.8 million attributable to connectivity products and software. Net sales in the fiscal year ended November 30, 2000 decreased by $6.9 million, or 11.8%, from $58.6 million in the fiscal year ended November 30, 1999. This cumulative decrease in net sales represents a $12.9 million decrease in sales of our laser printers, impact printers and services, which was partially offset by an increase of $2.4 million in sales of our proprietary imaging supplies and an increase of $3.6 million in sales of our connectivity products, which includes $2.8 million in software licensing revenue. Net sales were not significantly affected by price changes. The decrease in our net sales for the fiscal year ended November 30, 2000, as compared to net sales for the fiscal year ended November 30, 1999, can be attributed to a significant non-recurring replacement order of financial document printers to Comark, Inc. of $10.8 million recorded in the third and fourth quarters of 1999, as well as the implementation of our strategy to shift our focus away from our established financial payment solutions and toward our electronic payment solutions and wireless printing opportunities. In connection with our shift in focus, we may continue to license our software technology to third parties as we consider appropriate. To the extent that our mix of revenue sources continues to shift toward sales of connectivity products and technology licensing, our net sales could vary from historical patterns.

         COST OF GOODS SOLD. Cost of goods sold decreased by $6.6 million or 18.2% to $29.5 million in the fiscal year ended November 30, 2000 from $36.0 million in the fiscal year ended November 30, 1999. This decrease was primarily due to decreased net sales offset by sales of higher gross margin products. Cost of goods sold as a percentage of net sales decreased to 56.9% in the fiscal year ended November 30, 2000 from 61.5% in the fiscal year ended November 30, 1999. In connection with our shift in focus, we may enter into agreements to license technology from other companies. As a result, of these agreements, cost of goods sold could vary from historical patterns.

         GROSS PROFIT. As a result of the above factors, gross profit decreased by $200,000 to $22.3 million in the fiscal year ended November 30, 2000 from $22.5 million in the fiscal year ended November 30, 1999. Gross profit as a percentage of net sales increased to 43.1% in the fiscal year ended November 30, 2000 from 38.5% in the fiscal year ended November 30, 1999. This increase was also primarily due to sales of higher gross margin products.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $4.8 million or 50.6% to $14.2 million in the fiscal year ended November 30, 2000 from $9.4 million in the fiscal year ended November 30, 1999. This increase was due primarily to additional operating expenses of $1.5 million as a result of our acquisitions, an increase of $3.3 million due to increases in personnel, the allowance for doubtful accounts, promotions and other expenses. Selling, general and administrative expenses as a percentage of net sales increased to 27.4% in the fiscal year ended November 30, 2000 from 16.1% in the fiscal year ended November 30, 1999, due to our acquisition strategy and our associated growth requirements. In connection with our shift in focus, we intend to continue to invest in marketing expenditures, substantially increase the size of the sales force, and add technical resources as required. As a result of these expenditures and hiring initiatives, we expect selling, general and administrative expenses to continue to exceed historical levels. This forward-looking statement will be impacted by the timing and amount of these expenditures, our ability to attract and retain sales and marketing personnel and the associated costs of such personnel, and the success of our marketing efforts.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $700,000 or 19.9% to $4.4 million in the fiscal year ended November 30, 2000 from $3.6 million in the fiscal year ended November 30, 1999. Of this increase, $600,000 was due to additional research and development expenses as a result of our acquisitions. Research and development expenses as a percentage of net sales was 8.4% in the fiscal year ended November 30, 2000 and 6.2% in the fiscal year ended November 30, 1999. In connection with our growth initiatives and efforts to develop new wireless printing technologies, we expect research and development expenses to continue to exceed historical levels as we add additional personnel and incur additional related costs. This forward-looking statement will be impacted by the timing and amount of additional research and development expenditures and our ability to attract and retain research and development personnel and the associated costs of such personnel.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased by $603,000 or 145.3% to $1.0 million in the fiscal year ended November 30, 2000 from $415,000 in the fiscal year ended November 30, 1999. This increase was the result of increases in the intangible assets associated with our acquisitions.

         OPERATING INCOME. As a result of the above factors, operating income decreased by $6.3 million or 70% to $2.7 million in the fiscal year ended November 30, 2000 from $9.0 million in the fiscal year ended November 30, 1999. Operating income as a percentage of net sales decreased to 5.2% in the fiscal year ended November 30, 2000 from 15.5% in the fiscal year ended November 30, 1999.

         INTEREST INCOME. Interest income was $865,000 in the fiscal year ended November 30, 2000. This income was due to our investment of proceeds from our initial public offering and cash flow provided by operations.

         INTEREST EXPENSE. Interest expense decreased by $215,000 to $19,000 in the fiscal year ended November 30, 2000 from $234,000 in the fiscal year ended November 30, 1999. This decrease was due to decreased borrowings under our line of credit and term debt.

         INCOME TAXES. Income taxes decreased to $1.2 million in the fiscal year ended November 30, 2000 from $3.2 million in the fiscal year ended November 30, 1999. This decrease is a result of decreased income before income taxes. Income taxes as a percentage of pretax income decreased to 32.4% in the fiscal year ended November 30, 2000 from 35.6% in the fiscal year ended November 30, 1999. This decrease was due to increases in research and development and other tax credits.

FISCAL YEAR ENDED NOVEMBER 30, 1999 COMPARED TO FISCAL YEAR ENDED
NOVEMBER 30, 1998

         NET SALES. Our net sales were $58.6 million for the fiscal year ended November 30, 1999, with $50.4 million attributable to financial payment solutions products and $8.2 million attributable to connectivity products and software. This represented an increase in net sales of $22.8 million or 63.8% from $35.8 million in the fiscal year ended November 30, 1998. This increase was due primarily to an increase of $8.2 million in sales of connectivity products as a result of our acquisitions, an increase of $4.6 million in sales of our proprietary imaging supplies and services and an increase of $11.5 million in sales of our laser printers. This increase was offset by a $1.2 million decrease in sales of our impact printers. We believe that impact printer sales will decline in future periods because of continuing increases in print quality and speed and continuing reductions in prices of non-impact printers. Net sales were not significantly affected by price changes.

         COST OF GOODS SOLD. Cost of goods sold increased by $14.5 million or 67.6% to $36.0 million in the fiscal year ended November 30, 1999 from $21.5 million in the fiscal year ended November 30, 1998. This increase was primarily due to increased net sales. Cost of goods sold as a percentage of net sales increased to 61.5% in the fiscal year ended November 30, 1999 from 60.1% in the fiscal year ended November 30, 1998. This increase was primarily due to the sale of a significant amount of financial document printers to Comark at a reduced profit margin.

         GROSS PROFIT. As a result of the above factors, gross profit increased by $8.3 million or 58.0% to $22.5 million in the fiscal year ended November 30, 1999 from $14.3 million in the fiscal year ended November 30, 1998. Gross profit as a percentage of net sales decreased to 38.5% in the fiscal year ended November 30, 1999 from 39.9% in the fiscal year ended November 30, 1998. This decrease was also primarily due to the sale of a significant amount of financial document printers to Comark at a reduced profit margin.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $3.0 million or 47.7% to $9.4 million in the fiscal year ended November 30, 1999 from $6.4 million in the fiscal year ended November 30, 1998. This increase was due primarily to the additional operating expenses of $1.7 million as a result of our acquisitions, an increase of $1.3 million due to increases in personnel, promotions, and other expenses. Selling, general and administrative expenses as a percentage of net sales decreased to 16.1% in the fiscal year ended November 30, 1999 from 17.9% in the fiscal year ended November 30, 1998.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $1.1 million or 43.2% to $3.6 million in the fiscal year ended November 30, 1999 from $2.5 million in the fiscal year ended November 30, 1998. Of this increase, $1.0 million was due to the additional research and development expenses as a result of our acquisitions. Research and development expenses as a percentage of net sales decreased to 6.2% in the fiscal year ended November 30, 1999 from 7.1% in the fiscal year ended November 30, 1998.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased by $400,000 to $415,000 in the fiscal year ended November 30, 1999 from $15,000 in the fiscal year ended November 30, 1998. This increase was the result of increases in the intangible assets associated with our acquisitions.

         OPERATING INCOME. As a result of the above factors, operating income increased by $4.6 million or 102.6% to $9.0 million in the fiscal year ended November 30, 1999 from $4.5 million in the fiscal year ended November 30, 1998. Operating income as a percentage of net sales increased to 15.5% in the fiscal year ended November 30, 1999 from 12.5% in the fiscal year ended November 30, 1998.

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

         INCOME TAXES. Income taxes increased to $3.2 million in the fiscal year ended November 30, 1999 from a credit of $70,000 in the fiscal year ended November 30, 1998. This increase resulted when Troy Group and Troy Systems terminated their S corporation tax elections as of October 30, 1998 and were thereafter taxed as C corporations. After giving effect to the pro forma adjustments, income taxes as a percentage of pretax income decreased to 35.6% in the fiscal year ended November 30, 1999 from 45.7% in the fiscal year ended November 30, 1998.

BACKLOG

         We sell our products on a purchase order basis rather than through long-term contracts. Because we typically ship product within 30 days of order and customers may cancel or reschedule deliveries, we do not consider backlog to be a reliable indicator of future financial results.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to our initial public offering in July, 1999, our primary source of liquidity was through cash generated from operations and borrowings under our revolving credit facility and term loans.

         Cash flows provided by operating activities were $3.4 million in the fiscal year ended November 30, 2000 compared to $2.0 million provided by operating activities in the fiscal year ended November 30, 1999. This increase was due primarily to a decrease in accounts receivable and an increase in accounts payable and accrued expenses, partially offset by an increase in inventories, prepaid expenses and other, and a decrease in income taxes payable. The accounts receivable decrease resulted primarily from collections. The increase in inventories resulted primarily from increased levels to meet anticipated sales.

         Cash flows used in investing activities were $7.3 million in the fiscal year ended November 30, 2000 compared to $8.7 million used in the fiscal year ended November 30, 1999. Included in cash flows used in investing activities in the fiscal year ended November 30, 2000 was $13.5 million in net proceeds from available-for-sale securities and $3.2 million for our acquisition of companies. In connection with split-dollar life insurance arrangements with our major shareholder, we are committed to funding the premium on two life insurance policies for the foreseeable future. Annual premiums on these policies are approximately $500,000 per year for the next five years and $225,000 per year thereafter.

         Cash flows provided by financing activities were $844,000 in the fiscal year ended November 30, 2000 compared to cash flows provided by financing activities of $11.5 million in the fiscal year ended November 30, 1999.

         We currently have a $5.0 million general line of credit and a $10.0 million acquisition line of credit with Comerica Bank - California. Both lines of credit are secured by substantially all of our assets and are subject to certain financial covenants. In connection with the general line-of-credit agreement, we have a $650,000 standby letter of credit sublimit agreement of which $80,000 was outstanding at November 30, 2000. There were no borrowings outstanding against either line of credit on November 30, 2000, and as of that date $4,920,000 million was available under the general line of credit and all $10.0 million was available under the acquisition line of credit. The acquisition line of credit expires on October 1, 2001. The general line of credit has no expiration date.

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

         We do not utilize derivative financial instruments. Accordingly, our exposure to market risk is through our investments in available-for-sale securities and our bank debt which bears interest at variable rates. Available-for-sale securities consist of corporate debt and marketable equity securities. Approximately $2.0 million of these securities have contractual maturity dates of up to one year and $2.6 million of these securities have no maturity dates. At November 30, 2000, market values approximated carrying values. Due to the short-term maturities of these securities, management believes that there is no significant market risk. At November 30, 2000, we had approximately $12.0 million in cash, cash equivalents and investments in available-for-sale securities, and, accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the amount of interest earned of $120,000. The bank debt is a revolving line of credit. All borrowings bear interest based upon the reference rate per annum as announced by the bank (9.5% at November 30, 2000). At November 30, 2000, there were no amounts outstanding under the line of credit agreement and, accordingly, a sustained increase in the reference rate of 1% would not cause our annual interest expense to change.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         FINANCIAL STATEMENTS.

         Our consolidated financial statements and related notes are contained on pages F-1 to F-25 of this report. The index to such items is included on page 30 in Item 14(a)(1).

         QUARTERLY RESULTS.

                                                      Fiscal 2000 (unaudited)
                                                      -----------------------
                                               (In thousands, except per share data)

                                               First             Second              Third             Fourth
                                              Quarter            Quarter            Quarter            Quarter
                                              -------            -------            -------            -------
         Net sales...................         $13,886            $11,632            $14,043            $12,184
         Gross profit................           6,696              4,892              5,563              5,141
         Operating income............           2,468                108                123                 14
         Net income..................           1,618                217                216                356
         Net income per share:
         Basic.......................             .15                .02                .02                .03
         Diluted.....................             .14                .02                .02                .03



                                                      Fiscal 1999 (unaudited)
                                                      -----------------------
                                               (In thousands, except per share data)

                                               First             Second              Third              Fourth
                                              Quarter            Quarter            Quarter            Quarter
                                              -------            -------            -------            -------
         Net sales...................         $11,400            $12,066            $17,416             $17,677
         Gross profit................           4,601              4,698              6,592               6,640
         Operating income............           1,670              1,851              2,681               2,843
         Net income..................             955              1,070              1,470               2,332
         Net income per share:
         Basic.......................             .12                                   .17
                                                                     .14                                    .23
         Diluted.....................             .12                                   .16
                                                                     .13                                    .21


                                                      Fiscal 1998 (unaudited)
                                                      -----------------------
                                               (In thousands, except per share data)

                                               First             Second              Third              Fourth
                                              Quarter            Quarter             Quarter            Quarter
                                              -------            -------             -------            -------
         Net sales....................         $8,928             $9,394              $9,456             $7,980
         Gross profit.................          3,570              3,996               3,775              2,921
         Operating income (loss)......          1,362              1,552               1,600                (49)
         Net income...................          1,303              1,499               1,554                 78
         Net income (loss) per share:
         Basic........................            .11                .12                 .12               (.04)
         Diluted......................            .10                .12                 .12               (.04)



         Quarterly calculations of net earnings per share do not equate to the calculations for the fiscal year as quarterly calculations are made on a discrete basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

                                -----------------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a) DIRECTORS OF THE REGISTRANT.

         The information under the caption "Election of Directors - Information About Nominees" and "- Other Information About Nominees" in our 2001 Proxy Statement is incorporated herein by reference.

         (b) EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information concerning our Executive Officers is included in this Annual Report on Form 10-K under Item 4A, "Executive Officers of Troy Group."

         (c) COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2001 Proxy Statement is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

         The information under the caption "Executive Compensation" in our 2001 Proxy Statement is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2001 Proxy Statement is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the caption "Executive Compensation - Certain Transactions" in our 2001 Proxy Statement is incorporated herein by reference.

                                     PART IV

                                -----------------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

         (1)      FINANCIAL STATEMENTS:

                  The following financial statements are included in this report on the pages indicated:


                                                                                                 Page(s)
                                                                                                 -------
                  Independent auditor's report......................................               F-1
                  Consolidated balance sheets as of
                      November 30, 2000 and 1999....................................               F-2
                  Consolidated statements of operations for the years ended
                       November 30, 2000 , 1999 and 1998............................               F-3
                  Consolidated statements of cash flows for the years ended
                       November 30, 2000 , 1999 and 1998............................               F-4
                  Consolidated statements of stockholders' equity as of
                       November 30, 2000 , 1999 and 1998............................               F-5
                  Notes to consolidated financial statements........................               F-6-F-25


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

                  We will furnish a copy of any exhibit to a stockholder who requests a copy in writing and pays a fee of $25.00 per exhibit. Requests should be sent to: Del L. Conrad, Chief Financial Officer, Troy Group, Inc, 2331 South Pullman Street, Santa Ana, California 92705.

                  The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):

         A.       1996 Stock Option Plan (incorporated by reference to Exhibit
                  10.7 to Troy Group's Registration Statement on Form S-1 (File No. 333-51523)).

         B. 1998 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Troy Group's Form 10-Q for the quarter ended August 31, 2000 (File No. 000-24413)).

         C. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to Troy Group's Registration Statement on Form S-1 (File No. 333-51523)).

         D. Non-Competition Agreement dated November 27, 1996 between Robert Messina and Troy Group (incorporated by reference to
                  Exhibit 10.12 to Troy Group's Registration Statement on Form S-1 (File No. 333-51523)).

         E. Form of Indemnification Agreement for directors and executive officers of Troy Group (incorporated by reference to Exhibit
                  10.14 to Troy Group's Registration Statement on Form S-1 (File No. 333-51523)).

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

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Troy Group, Inc.
Santa Ana, California

         We have audited the accompanying consolidated balance sheets of Troy Group, Inc. and subsidiaries as of November 30, 2000 and 1999, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended November 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Troy Group, Inc. and subsidiaries as of November 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2000 in conformity with generally accepted accounting principles.


                                                 McGLADREY & PULLEN, LLP

                                                 /s/ McGLADREY & PULLEN, LLP


Anaheim, California
January 16, 2001

                                TROY GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                  November 30,
                                                                            -------------------------
                                 ASSETS                                        1999          2000
                                                                            -----------   -----------
Current assets:
   Cash and cash equivalents ............................................   $ 5,080,000   $ 2,090,000
   Investment in available-for-sale securities ..........................     7,647,000     9,953,000
   Accounts receivable, less allowance for doubtful accounts
      1999 $294,000; 2000 $684,000 ......................................    12,530,000    10,480,000
   Income tax refund receivable .........................................          --         476,000
   Inventories ..........................................................     5,082,000     6,242,000
   Prepaid expenses and other ...........................................       140,000       566,000
   Deferred tax assets ..................................................     1,160,000     1,313,000
                                                                            -----------   -----------

      Total current assets ..............................................    31,639,000    31,120,000

Equipment and leasehold improvements, net ...............................     1,863,000     2,040,000

Other assets, including $1,058,000 in 2000 in collateralized cash surrender  value of officer's  life  insurance and unsecured  advances to
stockholders ............................................................     3,853,000     9,415,000
                                                                            -----------   -----------
      Total assets ......................................................   $37,355,000   $42,575,000
                                                                            ===========   ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Checks issued not yet presented for payment ..........................   $   297,000   $   855,000
   Current portion of long-term debt ....................................        64,000        59,000
   Accounts payable .....................................................     2,495,000     2,424,000
   Accrued expenses .....................................................     2,322,000     2,659,000
   Income taxes payable .................................................     1,208,000          --
   Deferred service revenue .............................................       242,000       220,000
                                                                            -----------   -----------

      Total current liabilities .........................................     6,628,000     6,217,000
                                                                            -----------   -----------

Long-term debt, net of current portion ..................................       331,000       272,000
                                                                            -----------   -----------

Deferred tax liabilities ................................................       601,000       471,000
                                                                            -----------   -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, no par value, authorized 5,000,000 shares; issued
      none ..............................................................          --            --
   Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 1999 10,663,941 shares and 2000 10,880,764
      shares ............................................................       107,000       109,000
   Additional paid-in capital ...........................................    17,397,000    20,808,000
   Retained earnings ....................................................    12,291,000    14,698,000
                                                                            -----------   -----------

      Total stockholders' equity ........................................    29,795,000    35,615,000
                                                                            -----------   -----------

      Total liabilities and stockholders' equity ........................   $37,355,000   $42,575,000
                                                                            ===========   ===========



                 See Notes to Consolidated Financial Statements.

                                TROY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Fiscal Years Ended November 30,
                                                              --------------------------------------------
                                                                  1998            1999            2000
                                                              ------------    ------------    ------------
Net sales .................................................   $ 35,758,000    $ 58,559,000    $ 51,745,000

Cost of goods sold (including $250,000; $270,000; and
$270,000 in rent paid to majority stockholders) ...........     21,496,000      36,028,000      29,453,000
                                                              ------------    ------------    ------------

      Gross profit ........................................     14,262,000      22,531,000      22,292,000
                                                              ------------    ------------    ------------

Operating expenses:
   Selling, general and administrative ....................      6,379,000       9,424,000      14,189,000
   Research and development ...............................      2,546,000       3,647,000       4,372,000
   Amortization of intangible assets ......................         15,000         415,000       1,018,000
   Purchased in-process research and development ..........        857,000            --              --
                                                              ------------    ------------    ------------
                                                                 9,797,000      13,486,000      19,579,000
                                                              ------------    ------------    ------------

      Operating income ....................................      4,465,000       9,045,000       2,713,000

Interest income ...........................................           --           231,000         865,000
Interest expense (including $11,000; none; and none paid to
majority stockholders) ....................................       (101,000)       (234,000)        (19,000)
                                                              ------------    ------------    ------------

      Income before income taxes (credit) .................      4,364,000       9,042,000       3,559,000

Provision for income taxes (credit) .......................        (70,000)      3,215,000       1,152,000
                                                              ------------    ------------    ------------

      Net income ..........................................   $  4,434,000    $  5,827,000    $  2,407,000
                                                              ============    ============    ============

Pro forma net income (unaudited):
   Historical income before income taxes ..................   $  4,364,000
   Pro forma provision for taxes ..........................      1,993,000
                                                              ------------

      Pro forma net income ................................   $  2,371,000
                                                              ============

Net income per share (1998 Pro forma):
   Basic ..................................................   $       0.32    $       0.67    $       0.22
                                                              ============    ============    ============

   Diluted ................................................   $       0.31    $       0.64    $       0.21
                                                              ============    ============    ============

Weighted average shares outstanding:
   Basic ..................................................      7,514,000       8,636,000      10,832,000
                                                              ============    ============    ============

   Diluted ................................................      7,745,000       9,116,000      11,369,000
                                                              ============    ============    ============

                 See Notes to Consolidated Financial Statements

                                TROY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Fiscal Years Ended November 30,
                                                                --------------------------------------------
                                                                    1998           1999             2000
                                                                ------------    ------------    ------------
Cash flows from operating activities:
   Net income ...............................................   $  4,434,000    $  5,827,000    $  2,407,000
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization .........................        682,000       1,173,000       1,680,000
      Purchased in-process research and development .........        857,000            --              --
      Provision for doubtful accounts .......................        134,000         275,000         536,000
      Common stock warrants issued for services .............           --              --           120,000
      Accretion of investment discounts, net ................           --          (148,000)        (21,000)
      Deferred taxes ........................................        (77,000)       (504,000)       (283,000)
   Changes in working capital components, net of
      effects from acquisition of companies:
      (Increase) decrease in:
        Accounts receivable .................................        (16,000)     (6,231,000)      1,992,000
        Income tax refund receivable ........................       (211,000)        319,000        (256,000)
        Inventories .........................................     (1,209,000)        736,000      (1,160,000)
        Prepaid expenses and other ..........................        244,000        (116,000)       (426,000)
      Increase (decrease) in:
        Accounts payable ....................................        894,000        (373,000)        (71,000)
        Accrued expenses ....................................     (1,125,000)       (240,000)        132,000
        Income taxes payable ................................           --         1,208,000      (1,208,000)
        Deferred service revenue ............................         (4,000)         46,000         (22,000)
                                                                ------------    ------------    ------------

      Net cash provided by operating activities .............      4,603,000       1,972,000       3,420,000
                                                                ------------    ------------    ------------

Cash flows from investing activities:
   Acquisition of companies .................................     (1,638,000)       (299,000)     (3,240,000)
   Purchase of available-for-sale securities ................           --        (7,499,000)    (15,766,000)
   Maturities of available-for-sale securities ..............           --              --        13,481,000
   Purchase of equipment and leasehold improvements .........       (917,000)       (623,000)       (759,000)
   (Increase) in other assets ...............................       (802,000)       (286,000)       (970,000)
                                                                ------------    ------------    ------------

      Net cash (used in) investing activities ...............     (3,357,000)     (8,707,000)     (7,254,000)
                                                                ------------    ------------    ------------

Cash flows from financing activities:
   Borrowings on notes payable ..............................     10,291,000      12,203,000            --
   Payments on notes payable ................................     (9,101,000)    (13,393,000)           --
   Proceeds from issuance of debt ...........................      2,876,000         670,000            --
   Principal payments on debt ...............................     (1,577,000)     (3,608,000)       (289,000)
   Increase (decrease) in checks issued not yet presented for
      payment ...............................................       (131,000)        255,000         558,000
   Dividends paid ...........................................     (3,396,000)       (200,000)           --
   Proceeds from issuance of common stock ...................           --        15,580,000         575,000
                                                                ------------    ------------    ------------

      Net cash provided by (used in) financing activities ...     (1,038,000)     11,507,000         844,000
                                                                ------------    ------------    ------------

      Net increase (decrease) in cash and cash equivalents ..        208,000       4,772,000      (2,990,000)

Cash and cash equivalents, beginning of period ..............        100,000         308,000       5,080,000
                                                                ------------    ------------    ------------

Cash and cash equivalents, end of period ....................   $    308,000    $  5,080,000    $  2,090,000
                                                                ============    ============    ============

                 See Notes to Consolidated Financial Statements

                                TROY GROUP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            Common Stock
                                     ---------------------------    Additional
                                         Number                       Paid-in       Retained
                                       of Shares       Amount         Capital        Earning         Total
                                     ------------   ------------   ------------   ------------    ------------
Balance, November 30, 1997 .......      7,500,000   $     75,000   $    247,000   $  5,626,000    $  5,948,000
   Issuance of common stock ......        171,430          2,000      1,198,000           --         1,200,000
   Issuance of common stock
      warrants ...................           --             --          279,000           --           279,000
   Dividends .....................           --             --             --       (3,596,000)     (3,596,000)
   Net income ....................           --             --             --        4,434,000       4,434,000
                                     ------------   ------------   ------------   ------------    ------------


Balance, November 30, 1998 .......      7,671,430         77,000      1,724,000      6,464,000       8,265,000
   Issuance of common stock
      in initial public offering .      2,500,000         25,000     14,583,000           --        14,608,000
   Issuance of other common
      stock ......................         58,700          2,000        408,000           --           410,000
   Common stock options and
      warrants exercised .........        433,811          3,000        133,000           --           136,000
   Issuance of common stock
      warrants ...................           --             --          549,000           --           549,000

   Net income ....................           --             --             --        5,827,000       5,827,000
                                     ------------   ------------   ------------   ------------    ------------


Balance, November 30, 1999 .......     10,663,941        107,000     17,397,000     12,291,000      29,795,000
   Issuance of common stock
      for acquisitions ...........         97,040          1,000      1,863,000           --         1,864,000
   Issuance of common stock for
      employee stock purchase
      plan .......................         14,654           --           76,000           --            76,000
   Common stock options and
      warrants exercised .........        105,129          1,000        497,000           --           498,000
   Issuance of common stock
      warrants ...................           --             --          755,000           --           755,000
   Tax benefit from disqualifying
   disposition of stock options ..           --             --          220,000           --           220,000
   Net income ....................           --             --             --        2,407,000       2,407,000
                                     ------------   ------------   ------------   ------------    ------------

Balance, November 30, 2000 .......     10,880,764   $    109,000   $ 20,808,000   $ 14,698,000    $ 35,615,000
                                     ============   ============   ============   ============    ============

                 See Notes to Consolidated Financial Statements

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF BUSINESS

         The Company is a leading worldwide provider in financial payment systems and connectivity solutions. Troy Group, Inc., through its various acquisitions, has been in business since 1982. The Company's products have been adopted in a wide variety of industries including computer hardware, insurance, financial services, automotive, personnel, brokerage firms, e-commerce retail and others. The Company markets its products to over 5,000 active customers around the world through a direct sales force and a network of distributors and value-added resellers. The Company's financial payment systems and connectivity solutions consist of software, firmware, hardware and imaging supplies. Troy Group, Inc. has leveraged its expertise in financial payment systems and connectivity solutions into two strategic business areas: electronic payment solutions and wireless printing solutions utilizing BluetoothTM and 802.11b technologies.

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

      CHECKS ISSUED NOT YET PRESENTED FOR PAYMENT

         Through the use of concentration accounts, the Company's cash is accumulated daily and applied to the outstanding balance of the revolving line of credit (Note 6) or invested in a short-term money market account. Under this program, idle funds are minimized. The Company's liquidity is thereby maintained in the form of its ability to draw funds against the revolving line of credit. All checks issued but not yet presented for payment are classified as a liability.

      RECLASSIFICATION OF CERTAIN ASSETS AND LIABILITIES

         Certain assets and liabilities on the balance sheet as of November 30, 1999 have been reclassified, with no effect on net income, stockholders' equity or earnings per common share, to be consistent with the classifications adopted for the year ended November 30, 2000.

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

         The Company has a diverse portfolio of investments in debt and marketable equity securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Management has determined that all securities should be classified as available for sale. Available-for-sale securities are stated at fair value and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity. As of November 30, 1999 and 2000, the Company had approximately $2.6 million and $1.5 million, respectively, in marketable equity securities and $5.0 million and $8.4 million, respectively, in corporate debt securities, with contractual maturity dates of up to one year. Market values approximated carrying values. Accordingly, no unrealized gains or losses were recorded at November 30, 1999 and 2000.

         Premiums and discounts on investments in debt securities are amortized over the contractual lives of those securities. The method of amortization results in a constant effective yield on those securities (the interest method). Dividends on marketable equity securities are recognized in income when declared. Realized gains and losses, including losses from declines in value of specific securities determined by management to be other than temporary, are included in income. Realized gains and losses are determined on the basis of the specific identification of the securities sold. The Company had no realized gains or losses in fiscal years 1998, 1999 or 2000.

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

      INTANGIBLE ASSETS

         Intangible assets consist of customer lists, core technology, assembled workforce and goodwill, which are being amortized on a straight-line basis over five to seven years.

      EVALUATION OF LONG-LIVED ASSETS

         The Company periodically reviews the value of its long-lived assets to determine if an impairment has occurred. The Company does not believe that an impairment of its long-lived assets has occurred based on an evaluation of projected operating income, cash flows and business prospects.

      REVENUE RECOGNITION

         The Company recognizes revenue when goods are shipped to the customer. Service revenue is recognized over the period of the contract on a straight-line basis. Licensing and upgrade revenue from sales of software products is recognized as revenue upon receipt of an executed sales agreement and shipment to the customer, provided there are no significant obligations.

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      PRODUCT RETURNS AND WARRANTIES

         The Company records a provision for estimated product returns and warranties at the time the revenue is recognized.

      ADVERTISING POLICY

         The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was approximately $84,000, $100,000 and $247,000 in fiscal years 1998, 1999 and 2000, respectively.

      RESEARCH AND DEVELOPMENT POLICY

         The Company expenses research and development costs as they are incurred. The Company incurs research and development costs in developing new products.

      INCOME TAXES

         For the eleven months ended October 31, 1998, the Company, with the consent of its stockholders, elected to be taxed under sections of federal and state income tax laws which provide that in lieu of corporation income taxes, the stockholders separately account for their pro rata shares of the Company's income, deductions, losses and credits. The Company's stockholders terminated this election effective as of October 30, 1998.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash and cash equivalents, available-for-sale securities, accounts receivable, accounts payable and notes payable. The carrying value of these instruments is considered to be representative of their fair value.

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      PRO FORMA STATEMENT OF OPERATIONS ADJUSTMENTS

         The Company terminated the S corporation election for itself and its subsidiary effective as of October 30, 1998. The pro forma statement of operations information included in these financial statements is to show what the significant effects might have been on the historical statements of operations had the Company and its subsidiary not been treated as S corporations for income tax purposes. The pro forma information reflects a provision for income taxes at an effective rate of 40% in the fiscal year ended November 30, 1998, after giving effect in 1998 to the nondeductibility of purchased in process research and development and the nontaxability of the increase in the cash surrender value of officer life insurance. The pro forma net income per share is based on the weighted average number of shares of common stock outstanding during the period.

      EARNINGS PER SHARE

         Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through exercise of stock options and warrants (231,000, 480,000 and 537,000 shares in the fiscal years ended November 30, 1998, 1999 and 2000, respectively). Diluted EPS does not include contingently issuable warrants because the conditions for issuance have not been met. The dilutive effect of options and warrants which were not included in the total of diluted shares for 1998 because the effect was antidilutive was 63,000.

      NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The new standard is effective for fiscal years starting after June 15, 2000 and is not expected to have a material impact on the Company's consolidated financial statements.


NOTE 2.  BUSINESS COMBINATIONS

         During the years ended November 30, 1998, 1999 and 2000, the Company acquired the following companies, all of which were accounted for as purchase business combinations with the operations included subsequent to their respective acquisition dates.

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  BUSINESS COMBINATIONS (CONTINUED)

      TROY XCD, INC.

         On October 30, 1998, the Company acquired all of the outstanding shares of Troy XCD, Inc. (formerly XCD, Incorporated), a manufacturer of print server hardware, firmware and software, in exchange for 171,430 shares of $.01 par value common stock, $1,550,000 in cash and $88,000 in direct expenses. The total acquisition cost was $3,117,000, including $279,000 recorded in connection with warrants to purchase 100,000 shares of common stock issued to consultants, and was allocated as follows:

        Current assets, including $663,000 of deferred tax assets.............              $2,568,000
        Equipment and leasehold improvements..................................                 155,000
        Customer list.........................................................                 100,000
        Core technology.......................................................                 953,000
        Assembled workforce...................................................                 150,000
        Purchased in-process research and development.........................                 857,000
        Current liabilities assumed...........................................              (2,049,000)
        Long-term deferred tax liability......................................                (480,000)
        Goodwill..............................................................                 863,000
                                                                                            ----------

                                                                                            $3,117,000
                                                                                            ==========

      TELGATE EQUIPMENT CORPORATION

         On May 8, 1999, the Company acquired the remaining 75% of the outstanding shares of Telgate Equipment Corporation (Telgate), a software development company, in exchange for 58,700 shares of $0.01 par value common stock, $242,000 in cash and $57,000 in direct expenses. The total acquisition cost was $924,000, including the $214,000 recorded in connection with the warrants to purchase 50,000 shares of common stock issued to a consultant and was allocated as follows:

        Current assets........................................................                $233,000
        Equipment and leasehold improvements..................................                  93,000
        Customer list.........................................................                  25,000
        Core technology.......................................................                 500,000
        Assembled workforce...................................................                 125,000
        Current liabilities assumed...........................................                (218,000)
        Long-term deferred tax liability......................................                (260,000)
        Goodwill..............................................................                 426,000
                                                                                              --------

                                                                                              $924,000
                                                                                              ========

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  BUSINESS COMBINATIONS, CONTINUED

      AMERICAN DEVELOPMENT, INC.

         On February 18, 2000, the Company acquired certain assets and assumed certain liabilities of American Development, Inc., a software development company, in exchange for 42,654 shares of $0.01 par value common stock, $1,179,000 in cash and $54,000 in direct expenses. The total acquisition cost was $2,652,000, including $330,000 recorded in connection with warrants to purchase 15,000 shares of common stock issued to a consultant, and was allocated as follows:

        Current assets .......................................................            $    177,000
        Equipment and leasehold improvements..................................                  61,000
        Other assets ..........................................................                 94,000
        Customer list.........................................................                 100,000
        Core technology.......................................................               2,100,000
        Assembled workforce...................................................                 130,000
        Goodwill .............................................................                 373,000
        Current liabilities assumed...........................................                (383,000)
                                                                                            -----------

                                                                                            $2,652,000
                                                                                            ==========

      CABLENET TECHNOLOGIES

         On May 9, 2000, the Company acquired certain assets and assumed certain liabilities of North Carolina-based CableNet Technologies, which specializes in printer enhancement and connectivity technology, in exchange for 54,386 shares of $0.01 par value common stock, $1,945,000 in cash, $62,000 in direct expenses, including $306,000 recorded in connection with warrants to purchase 28,334 shares of common stock issued to a consultant. The total acquisition cost was $3,088,000 and was allocated as follows:

        Current assets........................................................             $   301,000
        Equipment and leasehold improvements..................................                  17,000
        Customer list.........................................................                  50,000
        Core technology.......................................................               2,492,000
        Assembled workforce...................................................                  75,000
        Goodwill..............................................................                 200,000
        Current liabilities assumed...........................................                 (47,000)
                                                                                            -----------

        Assembled workforce...................................................              $3,088,000
                                                                                            ==========

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  BUSINESS COMBINATIONS (CONTINUED)

      UNAUDITED PRO FORMA INFORMATION

         Unaudited pro forma consolidated results of operations for the years ended November 30, 1998, 1999 and 2000 as though Troy XCD, Inc. had been acquired as of December 1, 1996, and Telgate Equipment Corporation had been acquired as of December 1, 1997, and American Development, Inc. and CableNet Technologies had been acquired as of December 1, 1998, after giving effect to the termination of the Subchapter S election as of October 30, 1998, is as follows:

TROY XCD, INC.

                                                        1998
                                                     (unaudited)
Sales.........................................       $40,828,000
Pro forma net income..........................         1,945,000
Pro forma net income per share:
   Basic......................................              0.25
   Diluted....................................              0.25

TELGATE EQUIPMENT CORPORATION

                                                         1998              1999
                                                         ----              ----
                                                      (unaudited)       (unaudited)
Sales.........................................       $41,941,000        $59,198,000
Pro forma net income..........................         1,784,000          5,757,000
Pro forma net income per share:
   Basic......................................              0.23               0.66
   Diluted....................................              0.22               0.63

AMERICAN DEVELOPMENT

                                                                           1999              2000
                                                                           ----              ----
                                                                        (unaudited)      (unaudited)
Sales.........................................                          $59,687,000      $51,998,000
Pro forma net income..........................                            5,646,000        2,355,000
Pro forma net income per share:
   Basic......................................                                 0.65             0.22
   Diluted....................................                                 0.62             0.21

CABLENET TECHNOLOGIES

                                                                           1999              2000
                                                                           ----              ----
                                                                        (unaudited)      (unaudited)
Sales.........................................                          $60,014,000      $52,327,000
Pro forma net income..........................                            5,751,000        2,415,000
Pro forma net income per share:
   Basic......................................                                 0.66             0.22
   Diluted....................................                                 0.63             0.21

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  BUSINESS COMBINATIONS (CONTINUED)

         The above amounts reflect pro forma adjustments for amortization of intangibles, the elimination of the charge for purchased in-process research and development, interest expense and number of shares outstanding. This pro forma financial information does not purport to be indicative of the results of operations had the Troy XCD, Inc., Telgate Equipment Corporation, American Development, Inc. and CableNet Technologies acquisitions actually taken place at the earlier date.

NOTE 3.  INVENTORIES

         Inventories consisted of the following as of November 30:

                                                                            1999                 2000
                                                                            ----                 ----

         Raw materials..........................................          $3,692,000           $4,016,000
         Work in process........................................             187,000              150,000
         Finished goods.........................................           1,203,000            2,076,000
                                                                          ----------           ----------

                                                                          $5,082,000           $6,242,000
                                                                          ==========           ==========


NOTE 4.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Equipment and leasehold improvements consisted of the following as of November 30:

                                                                            1999                 2000
                                                                            ----                 ----
         Machinery and equipment..............................            $6,654,000           $7,280,000
         Furniture and fixtures...............................               698,000              788,000
         Leasehold improvements...............................             1,184,000            1,213,000
                                                                         -----------            ---------

                                                                           8,536,000            9,281,000
         Less accumulated depreciation and amortization.......             6,673,000            7,241,000
                                                                         -----------            ---------

                                                                          $1,863,000           $2,040,000
                                                                          ==========           ==========

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  OTHER ASSETS

      Other assets consisted of the following as of November 30:

                                                                     1999         2000
                                                                     ----         ----
         Customer list, net of accumulated amortization
           1999 $25,000 and 2000 $68,000 .....................   $  100,000   $  207,000
         Core technology, net of accumulated amortization
           1999 $189,000 and 2000 $842,000 ...................    1,264,000    5,203,000
         Assembled workforce, net of accumulated
           amortization 1999 $47,000 and 2000 $131,000 .......      228,000      349,000
         Goodwill, net of accumulated amortization 1999
           $169,000 and 2000 $407,000 ........................    1,120,000    1,523,000
         Cash surrender value of officers' life insurance ....    1,089,000      750,000
         Collateralized cash surrender value of officer's life
           insurance and unsecured advances to stockholders ..         --      1,058,000
         Other ...............................................       52,000      325,000
                                                                 ----------   ----------

                                                                 $3,853,000   $9,415,000
                                                                 ==========   ==========


NOTE 6.   NOTES PAYABLE

         The Company has a $5,000,000 general line-of-credit agreement and a $10,000,000 acquisition line-of-credit agreement with a bank. As of November 30, 2000, there were no borrowings outstanding against the lines of credit. Borrowings under the general line of credit bear interest at the lesser of the bank's reference rate 9.5% at November 30, 2000 less 0.25% or the bank's LIBOR rate (6.59% at November 30, 2000) plus 2% and are limited to 80% of eligible accounts receivable and 50% of eligible inventories if total liabilities to tangible effective net worth is greater than two to one. In connection with the general line-of-credit agreement, the Company has a $650,000 standby letter of credit sublimit agreement of which approximately $80,000 was outstanding at November 30, 2000. Both lines of credit are secured by substantially all of the Company's assets. In connection with its borrowing arrangements, the Company is subject to certain financial covenants. As of November 30, 2000, the Company had approximately $4,920,000 in availability under the general line of credit and $10,000,000 in availability under the acquisition line of credit. General line-of-credit borrowings are due on demand. The agreement may be terminated by either party.

         Borrowings under the acquisition line of credit bear interest at the lesser of the bank's reference rate plus 0.25% or the bank's LIBOR rate plus 2.5%. The first $3,000,000 of acquisition advances may be used to finance up to 100% of the purchase price of permitted acquisitions so long as the value of goodwill and other acquired intangibles does not exceed 50% of the purchase price. The acquisition line of credit requires borrowings be repaid in equal installments through October 2005. Availability on the acquisition line of credit expires October 1, 2001.

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  LONG-TERM DEBT

         The Company has 4% to 5% economic, industrial and business development notes payable at November 30, 1999 and 2000 totaling $395,000 and $331,000, respectively, which mature through 2005. The notes are secured by certain equipment. One of the notes is secured by a fourth trust deed on real property owned by a company related through common ownership to the majority stockholders. As of November 30, 2000, future maturities of long-term debt are as follows: 2001 $59,000; 2002 $70,000; 2003 $73,000; 2004 $75,000 and 2005
$54,000.

NOTE 8.  ACCRUED EXPENSES

      Accrued expenses consisted of the following as of November 30:

                                                                         1999                  2000
                                                                         ----                  ----
         Compensation.......................................           $1,560,000             $1,548,000
         Other..............................................              762,000              1,111,000
                                                                       ----------            -----------

                                                                       $2,322,000            $2,659,000
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

      STOCK OPTION PLANS

         The Company has reserved 3,064,298 shares of common stock for issuance under the Company's 1998 Stock Incentive Plan and 1996 Stock Option Plan, of which 1,547,000 shares are subject to outstanding options as of November 30, 2000. Option prices for the incentive stock options will be 100% of the fair market value of the stock on the date the option is granted with an exercise period of not more than ten years. For incentive options granted to 10% or more stockholders, the option price is 110% of the fair market value of the stock on the date the option is granted with an exercise period of not more than five years. Option prices for the nonqualified stock options shall not be less than 85% of the fair market value of the stock on the date the options are granted with an exercise period of not more than ten years. Vesting terms are determined by the Company at the date of grant.

      STOCK WARRANTS

         The Company issued warrants to purchase shares of common stock of the Company to consultants and an attorney in connection with services provided relating to acquisitions, the Company's initial public offering and for other services. As discussed in Note 2, the Company has issued warrants to purchase 193,334 shares of common stock to consultants for their services provided in connection with acquisitions. The Company issued warrants to purchase a total of 100,000 shares of common stock for services provided in connection with the Company's initial public offering (50,000 to a consultant for his services and 50,000 shares for legal services). In addition, the Company has issued warrants to purchase 56,666 shares of common stock to consultants for other services provided. The warrants expire five years from the date granted. The Company's value of the grants were estimated at the measurement date using the Black-Scholes option-pricing model with the following assumptions: no dividends; expected lives of one month to three years; expected amounts to be exercised of 100%; risk free interest rates of 4.32% to 6.57%; and expected volatility of 43% to 45%.

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  STOCKHOLDERS' EQUITY (CONTINUED)

         A summary of the status of the stock option plans and stock warrants and changes during fiscal years 1998, 1999 and 2000 is as follows:

                                                               Weighted
                                                               Average
                                                 Number of     Exercise
                                                   Shares       Price
                                                 ----------    --------
Outstanding, November 30, 1997 ...............      326,957    $   0.42
   Granted (weighted average fair value $3.25)      100,000        4.38
   Exercised .................................         --         --
   Forfeited .................................         --         --
                                                 ----------    --------
Outstanding, November 30, 1998 ...............      426,957        1.35
   Granted (weighted average fair value $4.46)    1,355,000        6.64
   Exercised .................................     (476,957)      (1.76)
   Forfeited .................................         --         --
                                                 ----------    --------
Outstanding, November 30, 1999 ...............    1,305,000        6.70
   Granted (weighted average fair value $5.46)      530,000        7.16
   Exercised .................................     (114,334)      (4.91)
   Forfeited .................................      (42,000)      (7.08)
                                                 ----------    --------

Outstanding, November 30, 2000 ...............    1,678,666    $   6.96
                                                 ==========    ========


         A further summary of the options and warrants outstanding at November 30, 2000 is as follows:

                                                                                            Options and Warrants
                   Options and Warrants Outstanding                                             Exercisable
------------------------------------------------------------------------               -------------------------------
                                          Weighted        Weighted                                         Weighted
     Range of                             Average         Average                                          Average
     Exercise            Number of        Exercise       Remaining                       Number of         Exercise
      Prices              Options          Price            Life                          Options           Price
-----------------------------------------------------------------------               -------------------------------
$3.50                     106,666         $ 3.50             4.4                           106,666           $3.50
  6.31 - $  8.00        1,547,000           7.09             8.9                           442,000            7.08
 13.16 -   14.25           25,000          13.38             9.0                                 -               -
-----------------------------------------------------------------------               -------------------------------
$3.50 - $14.25          1,678,666         $ 6.96             8.6                           548,666           $6.38
=======================================================================               ===============================

         There were 1,144,000 remaining options available for grants under the plans at November 30, 2000.

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  STOCKHOLDERS' EQUITY (CONTINUED)

         As permitted under generally accepted accounting principles, grants to employees under these plans are accounted for following APB Opinion No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for grants under the stock option plan. Had compensation cost been determined based on the grant date, fair value of awards, as prescribed in FASB Statement No. 123, reported net income, after the pro forma provision for income taxes, and earnings per common share, would have been reduced to the amounts shown below:

                                                                      1998                  1999            2000
                                                                      ----                  ----            ----
Net income:
   As reported (1998 pro forma for income taxes) ........        $2,371,000              $5,827,000      $2,407,000
   Pro forma.............................................         2,360,000               5,092,000       1,176,000

Basic earnings per share:
   As reported (1998 pro forma for income taxes) ........              0.32                   0.67            0.22
   Pro forma.............................................              0.31                   0.59            0.11

Diluted earnings per share:
   As reported (1998 pro forma for income taxes) ........              0.31                   0.64            0.21
   Pro forma.............................................              0.30                   0.56            0.10

         In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing method with the following assumptions for grants in 1999 and 2000: no dividends in both years; risk-free interest rates of 5.43% to 6.10% and 5.85% to 6.73%, respectively; expected lives of ten years in both years; expected amounts to be exercised of 100% in both years; and price volatility of 45% to 67% in both years.

      EMPLOYEE STOCK PURCHASE PLAN

         The Company has a stock purchase plan covering substantially all employees and has reserved 200,000 shares for issuance under this plan. Shares are purchased subsequent to the end of the annual offering period for 85% of the lower of the fair market value on the first day or last day of the Plan's offering period. For the year ended November 30, 2000, 14,654 shares were purchased for $76,000 under the plan. At November 30, 2000, $157,000 was accrued for employee stock purchases which represents approximately 40,000 shares at $3.93 per share.

      RETAINED EARNINGS

         The Company is limited in its ability to declare and pay dividends by the terms of certain debt agreements.

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  RELATED-PARTY TRANSACTIONS, LEASE COMMITMENTS AND RENT EXPENSE

         The Company leases its operating facilities under noncancelable operating lease agreements, which expire through 2003. The Company leases certain operating facilities from a company related through common ownership on a month-to-month basis. The related-party lease requires monthly payments of approximately $22,000.

         Rent expense in fiscal years 1998, 1999 and 2000 was approximately $414,000, $572,000 and $637,000, respectively. Future minimum rental commitments under these leases in the fiscal years ending November 30 are as follows: 2001 $353,000; 2002 $337,000; 2003 $243,000; 2004 $84,000 (total $1,017,000.

         In fiscal years 1998, 1999 and 2000, the Company made principal payments on the notes payable to stockholders of $375,000, none and none, respectively.

         In fiscal year 2000, the Company advanced $600,000 to stockholders in connection with the purchase of split dollar life insurance policies.

         In fiscal year 2000, the Company entered into a split dollar life insurance arrangement with its majority shareholders and has agreed to pay the underlying life insurance premiums as a condition of continued employment. At November 30, 2000, the Company has $1,058,000 recorded as an other asset that represents the policy premiums paid to date. The Company has a collateral assignment of the cash surrender value of the life insurance and an unsecured receivable from certain shareholders for the difference between the premiums paid and the cash surrender value of these policies.

NOTE 11.  INCOME TAX MATTERS

      Net deferred tax assets consist of the following components as of November 30:

                                                                          1999          2000
                                                                          ----          ----
Deferred tax liabilities:
   Receivable allowance and valuation .............................   $   (77,000)   $      --
   Customer list, core technology, assembled workforce and goodwill      (608,000)      (493,000)
                                                                      -----------    -----------
                                                                         (685,000)      (493,000)
                                                                      -----------    -----------

Deferred tax assets:
   Inventories valuation ..........................................       556,000        448,000
   Accounts receivable allowance and valuation ....................          --          168,000
   Accrued compensation ...........................................       234,000        195,000
   Accrued warranty and other .....................................        60,000        119,000
   Equipment and leasehold improvements ...........................       114,000         22,000
   Tax credit carryforwards .......................................       280,000        383,000
                                                                      -----------    -----------
                                                                        1,244,000      1,335,000
                                                                      -----------    -----------

   Net deferred tax assets ........................................   $   559,000    $   842,000
                                                                      ===========    ===========

         The net deferred tax assets have been classified on the accompanying consolidated balance sheets as of November 30 as follows:

                                                                                      1999                2000
                                                                                      ----                ----
Current assets.........................................................            $1,160,000          $1,313,000
Long-term liabilities..................................................              (601,000)           (471,000)
                                                                                   -----------         ----------

                                                                                   $  559,000          $  842,000
                                                                                   ==========          ==========

         The Company's tax credit carryforwards are available to offset state income taxes of one state and expire in fiscal year 2005.

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  INCOME TAX MATTERS, CONTINUED

         The provision (benefit) for income taxes charged to operations for the years ended November 30, 1998, 1999 and 2000 are as follows.

Current:                       1998            1999           2000
                               ----            ----           ----
   U.S. federal ........    $      --      $ 2,955,000    $ 1,013,000
   State ...............          7,000        576,000        204,000
   Foreign .............           --          188,000        218,000
                            -----------    -----------    -----------

                                  7,000      3,719,000      1,435,000
                            -----------    -----------    -----------

Deferred:
   U.S. federal ........        (65,000)      (160,000)      (217,000)
   State ...............        (12,000)      (293,000)       (81,000)
   Foreign .............           --          (51,000)        15,000
                            -----------    -----------    -----------
                                (77,000)      (504,000)      (283,000)
                            -----------    -----------    -----------

                            $   (70,000)   $ 3,215,000    $ 1,152,000
                            ===========    ===========    ===========

         The historical income tax provision for fiscal years 1998 and 1999 differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following:

                                                                  1998                1999                2000
                                                                  ----                ----                ----
Computed "expected" tax rate..............................         35%                35%                 35%
Increase (decrease)
   State income taxes, net of federal benefit.............          6                  4                   5
   Research and development and other tax credits                   -                 (2)                (12)
   Nondeductible purchased in-process research and
     development..........................................          8                  -                   -
   S corporation income and income taxes through
     October 30, 1998 included on individual
     stockholders' returns................................        (47)                 -                   -
   included on individual stockholders' returns...........
   Deferred tax assets recorded as a result of the
     S corporation election termination...................         (2)                 -                   -
   termination............................................
   Other..................................................         (2)                (1)                  4
                                                                   ---                ---                ---

                                                                   (2)%               36%                 32%
                                                                   ====               ===                 ===

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  INCOME TAX MATTERS (CONTINUED)

         Pretax income for fiscal year 1998 was subject only to U.S. income taxes. For fiscal 1999, $301,000 and $8,741,000 was subject to foreign and U.S. income taxes and, for fiscal year 2000, $475,000 and $3,084,000 was subject to foreign and U.S. income taxes, respectively.

NOTE 12.  MAJOR VENDORS

         The Company purchases key components from two vendors. The Company also sells components to these same vendors. Purchases from these vendors for fiscal years 1998, 1999 and 2000 were as follows:

                                                                   1998              1999                2000
                                                                   ----              ----                ----
        Vendor A......................................              *               $12,040,000        $10,047,000
        Vendor B......................................            $8,500,000          4,600,000           *


         Net payable or (receivable) balances as of November 30 were as follows:

                                                                   1998               1999                2000
                                                                   ----               ----                ----
        Vendor A...........................................         *               $287,000               $308,000
        Vendor B...........................................     $1,201,000          (108,000)              *

*Net purchases were less than 5% of the Company's net sales.

NOTE 13.  SEGMENT INFORMATION, MAJOR CUSTOMERS AND GEOGRAPHICAL INFORMATION

         SEGMENT INFORMATION

         The Company's reportable segments are strategic business units. They are managed separately because each business requires different technology and marketing strategies.

         There are two reportable segments: financial payments group and wireless and internet connectivity group. Wireless and internet connectivity group products include software, firmware and hardware that enable output devices such as printers and fax machines to better communicate over networks and the internet. Financial payments group products include software, firmware, hardware and imaging supplies that enhance the functionality of these output devices.

         The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies, except that interest expense is only recorded by the financial payments group segment. Intersegment sales and transfers are accounted for at amounts that assume the sales or transfers were to unrelated third parties at the current market prices at the time of the transactions.

         Management evaluates the performance of each segment based on income or loss from operations before income taxes.

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. SEGMENT INFORMATION, MAJOR CUSTOMERS AND GEOGRAPHICAL INFORMATION (CONTINUED)

         Financial information with respect to the reportable segments follows:

                                                       WIRELESS AND
                                                         INTERNET
                                         FINANCIAL     CONNECTIVITY   UNALLOCATED
                                       PAYMENTS GROUP     GROUP        CORPORATE         TOTAL
                                       --------------  ------------   ------------    ------------
FISCAL YEAR 1998
Revenue:
   Software, firmware and hardware ..   $       --     $    352,000   $       --      $    352,000
   Printers and services ............     15,685,000           --             --        15,685,000
   Imaging supplies .................     19,721,000           --             --        19,721,000
                                        ------------   ------------   ------------    ------------
     Total revenue ..................     35,406,000        352,000     35,758,000
Intersegment revenue ................           --             --             --              --
Depreciation and amortization expense        615,000          5,000         62,000         682,000
In-process research and development .           --             --          857,000         857,000
Interest income .....................           --             --             --              --
Interest expense ....................         70,000           --           31,000         101,000
Segment profit ......................      6,063,000         17,000     (1,716,000)      4,364,000
Income taxes (credit) ...............        208,000          7,000       (285,000)        (70,000)
Net income ..........................      5,855,000         10,000     (1,431,000)      4,434,000
Segment assets ......................      6,570,000      2,024,000     11,878,000      20,472,000
Expenditures for segment assets .....        913,000          4,000           --           917,000

FISCAL YEAR 1999
Revenue:
   Software, firmware and hardware ..           --        9,453,000           --         9,453,000
   Printers and services ............     26,219,000           --             --        26,219,000
   Imaging supplies .................     24,256,000           --             --        24,256,000
                                        ------------   ------------   ------------    ------------
     Total revenue ..................     50,475,000      9,453,000           --        59,928,000
Intersegment revenue ................        112,000      1,257,000           --         1,369,000
Depreciation and amortization expense        625,000         84,000        464,000       1,173,000
Interest income .....................          1,000           --          230,000         231,000
Interest expense ....................         89,000           --          145,000         234,000
Segment profit ......................     10,119,000      1,108,000     (2,185,000)      9,042,000
Income taxes (credit) ...............      3,567,000        424,000       (776,000)      3,215,000
Net income ..........................      6,552,000        684,000     (1,409,000)      5,827,000
Segment assets ......................     17,560,000      2,774,000     17,826,000      38,160,000
Expenditures for segment assets .....        462,000        161,000           --           623,000

FISCAL YEAR 2000
Revenue:
   Software, firmware and hardware ..      1,072,000     11,512,000           --        12,584,000
   Printers and services ............     13,379,000           --             --        13,379,000
   Imaging supplies .................     26,702,000           --             --        26,702,000
                                        ------------   ------------   ------------    ------------
     Total revenue ..................     41,153,000     11,512,000           --        52,665,000
Intersegment revenue ................        209,000        711,000           --           920,000
Depreciation and amortization expense        409,000        440,000        831,000       1,680,000
Interest income .....................           --            1,000        864,000         865,000
Interest expense ....................         16,000          1,000          2,000          19,000
Segment profit ......................      5,824,000      1,364,000     (3,629,000)      3,559,000
Income taxes (credit) ...............      1,885,000        442,000     (1,175,000)      1,152,000
Net income ..........................      3,939,000        922,000     (2,454,000)      2,407,000
Segment assets ......................     23,329,000      3,715,000     16,532,000      42,501,000
Expenditures for segment assets .....        380,000        379,000           --           759,000

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. SEGMENT INFORMATION, MAJOR CUSTOMERS AND GEOGRAPHICAL INFORMATION (CONTINUED)

         For fiscal year 1998, the totals are equal to the Company's consolidated amounts as reported in the consolidated financial statements except for segment assets. The following schedule is presented to reconcile fiscal year 1999 and 2000 amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements.


                                               1999            2000
                                               ----            ----
Assets
   Total assets of reportable segments    $ 38,160,000    $ 43,576,000
   Intersegment receivables ...........       (314,000)        (44,000)
   Investment in subsidiaries .........       (763,000)       (957,000)
   Other ..............................        (25,000)             --
                                          ------------    ------------
     Consolidated assets ..............   $ 37,058,000    $ 42,575,000
                                          ============    ============

Revenue
   Total revenue of reportable segments   $ 59,928,000    $ 52,665,000
   Intersegment revenue ...............     (1,369,000)       (920,000)
                                          ------------    ------------
     Consolidated revenue .............   $ 58,559,000    $ 51,745,000
                                          ============    ============

     MAJOR CUSTOMERS

         In fiscal years 1998 and 1999, the Company had sales to a customer that individually accounted for 17.1% and 11.4% of the Company's total net sales and, as of November 30, 1999, the trade receivables from this customer were $1,647,000. Sales to this customer in fiscal year 2000 were less than 10% of the Company's net sales.

         In addition, in fiscal year 1999, the Company had sales to another customer that individually accounted for 19.9% of the Company's total net sales and, as of November 30, 1999, the trade receivables from this customer were $3,506,000. Sales to this customer in fiscal years 1998 and 2000 were less than 10% of the Company's net sales.

         All sales to major customers occurred within the financial payments group segment.

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. SEGMENT INFORMATION, MAJOR CUSTOMERS AND GEOGRAPHICAL INFORMATION (CONTINUED)

      GEOGRAPHIC INFORMATION

         The Company operates in both U.S. and foreign markets. Geographic sales information is based on the ordering location of the customer. Equipment and leasehold improvements information is based on the physical location of the assets. The following is net sales and equipment and leasehold improvements by geographic region:

                                                                                     All other
                                                                United States        Countries            Total
                                                              --------------------------------------------------------
FISCAL YEAR 1998
Net sales................................................          $29,965,000        $ 5,793,000       $35,758,000
Equipment and leasehold improvements, net................            1,905,000                  -         1,905,000

FISCAL YEAR 1999
Net sales................................................          $50,788,000        $ 7,771,000       $58,559,000
Equipment and leasehold improvements, net................            1,695,000            168,000         1,863,000

FISCAL YEAR 2000
Net sales................................................          $44,589,000        $ 7,156,000       $51,745,000
Equipment and leasehold improvements, net................            1,859,000            181,000         2,040,000

                                TROY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  CASH FLOW AND OTHER INFORMATION

                                                          1998         1999         2000
                                                       ------------------------------------
Cash paid for:
   Interest ........................................   $  118,000   $  258,000   $   20,000
                                                       ==========   ==========   ==========

   Income taxes ....................................   $   10,000   $2,286,000   $2,433,000
                                                       ==========   ==========   ==========

Supplemental schedule of noncash operating,
   investing and financing activities:
   Purchase of Troy XCD, Inc. in 1998, Telgate
      Equipment Corporation in 1999, and American
      Development, Inc. and Cablenet Technologies
      in 2000:
      Total purchase price .........................   $3,117,000   $  924,000   $5,740,000
      Less fair value of common stock and stock
         warrants issued in connection with the
         acquisition ...............................    1,479,000      625,000    2,500,000
                                                       ----------   ----------   ----------

   Cash purchase price .............................   $1,638,000   $  299,000   $3,240,000
                                                       ==========   ==========   ==========

   Accounts receivable charged off .................   $  158,000   $  121,000   $  536,000
                                                       ==========   ==========   ==========

   Fair value of stock warrants issued in connection
   with the Company's initial public offering ......   $     --     $  335,000   $     --
                                                       ==========   ==========   ==========

   Fair value of stock warrants issued for services    $     --     $     --     $  120,000
                                                       ==========   ==========   ==========

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   February 28, 2001             TROY GROUP, INC.


                                       By /s/ Patrick J. Dirk
                                          ---------------------------
                                          Patrick J. Dirk
                                          Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 28, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.


Signature                                                   Title
---------                                                   -----

/s/ Patrick J. Dirk                     Chairman and Chief Executive Officer
-----------------------------------     (Principal Executive Officer)
Patrick J. Dirk


/s/ Robert S. Messina                   Director, President and Chief Operating Officer
-----------------------------------
Robert S. Messina


/s/ Brian P. Dirk                       Director and Vice President
-----------------------------------
Brian P. Dirk


/s/ Del L. Conrad                       Chief Financial Officer, Treasurer and Secretary
-----------------------------------     (Principal Financial and Accounting Officer)
Del L. Conrad


/s/ Norman B. Keider                    Director
-----------------------------------
Norman B. Keider


                                        Director
-----------------------------------
John B. Zaepfel


/s/ William P. O'Reilly                 Director
-----------------------------------
William P. O'Reilly


/s/ Gene A. Bier                        Director
-----------------------------------
Gene A. Bier


/s/ Dr. Harold L. Clark                 Director
-----------------------------------
Dr. Harold L. Clark



                                TROY GROUP, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                  For the fiscal year ended November 30, 2000


Item
No.        Description                                                               Method of Filing
-------    ----------                                                                ----------------

   2.1     Merger Purchase Agreement dated October 28, 1998
           between Troy Group, Troy Merger Subsidiary, Inc. and
           XCD Incorporated and its stockholders..................
                                                                     Incorporated by reference to Exhibit 2.1 to
                                                                     Troy Group's Registration Statement on Form S-1
                                                                     (File No.  333-51523).

   3.1     Certificate of Incorporation of Troy Group.............   Incorporated by reference to Exhibit 3.1 to
                                                                     Troy Group's Registration Statement on Form S-1
                                                                     (File No.  333-51523).

   3.2     Bylaws of Troy Group...................................   Incorporated by reference to Exhibit 3.2 to
                                                                     Troy Group's Registration Statement on Form S-1
                                                                     (File No.  333-51523).

  10.1     Lease dated March 16, 1995 between Troy Systems
           International, Inc. and Ragco, as amended on May 18,
           1998...................................................   Incorporated by reference to Exhibit 10.1 to
                                                                     Troy Group's Registration Statement on Form S-1
                                                                     (File No.  333-51523).

  10.2     Amendment to the Lease dated August 24, 2000 between
           Troy Systems International, Inc. and Ragco, a general
           partnership............................................   Incorporated by reference to Exhibit 10.1 to
                                                                     Troy Group's Form 10-Q for the quarter ended
                                                                     August 31, 2000 (File No.  000-24413).

  10.3     Lease dated July 28, 1993 between Dirk Investments,
           Inc. and Troy Group....................................   Incorporated by reference to Exhibit 10.2 to
                                                                     Troy Group's Registration Statement on Form S-1
                                                                     (File No.  333-51523).

  10.4     Lease Amendment to Lease dated July 28, 1993 between
           Dirk Investments, Inc. and Troy Group..................   Incorporated by reference to Exhibit 10.3 to
                                                                     Troy Group's Registration Statement on Form S-1
                                                                     (File No.  333-51523).




  10.5     Addendum to Lease dated March 16, 1995 between Dirk
           Investments, Inc. and Troy Group.......................   Incorporated by reference to Exhibit 10.4 to
                                                                     Troy Group's Registration Statement on Form S-1
                                                                     (File No.  333-51523).

  10.6     Lease Amendment to Lease dated September 1, 1996
           between Dirk Investments, Inc. and Troy Group..........   Incorporated by reference to Exhibit 10.5 to
                                                                     Troy Group's Registration Statement on Form S-1
                                                                     (File No.  333-51523).

  10.7     Lease dated March 1, 1998 between Sanwa Bank California
           and XCD, Inc. and a Consent to Assignment of Lease,
           Assignment and Acceptance dated October 23, 1998
           between Sanwa Bank California, XCD, Inc. and Troy XCD,
           Inc....................................................   Incorporated by reference to Exhibit 10.6 to
                                                                     Troy Group's Registration Statement on Form S-1
                                                                     (File No.  333-51523).

  10.8     1996 Stock Option Plan.................................   Incorporated by reference to Exhibit 10.7 to
                                                                     Troy Group's Registration Statement on Form S-1
                                                                     (File No.  333-51523).

  10.9     1998 Stock Incentive Plan, as amended..................   Incorporated by reference to Exhibit 10.2 to
                                                                     Troy Group's Form 10-Q for the quarter ended
                                                                     August 31, 2000 (File No. 000-24413).

  10.10    1998 Employee Stock Purchase Plan......................   Incorporated by reference to Exhibit 10.9 to
                                                                     Troy Group's Registration Statement on Form S-1
                                                                     (File No.  333-51523).

  10.11    Non-Competition Agreement dated November 27, 1996
           between Robert Messina and Troy Group..................   Incorporated by reference to Exhibit 10.12 to
                                                                     Troy Group's Registration Statement on Form S-1
                                                                     (File No.  333-51523).

  10.12    Restated Consulting Agreement dated October 1, 1997
           between Troy Group and Broadland Capital Partners, as
           amended through November 1, 1999.......................   Incorporated by reference to Exhibit 10.11 to
                                                                     Troy Group's Annual Report on Form 10-K for the
                                                                     fiscal year ended November 30, 1999 (File No.
                                                                     000-24413).

  10.13    Form of Indemnification Agreement for directors and
           executive officers of Troy Group.......................   Incorporated by reference to Exhibit 10.14 to
                                                                     Troy Group's Registration Statement on Form S-1
                                                                     (File No.  333-51523).




  10.14    MICR Supplies Agreement dated February 6, 1998 between
           Troy Group and IBM Printing Systems Company (1)........   Incorporated by reference to Exhibit 10.15 to
                                                                     Troy Group's Registration Statement on Form S-1
                                                                     (File No.  333-51523).

  10.15    Form of Tax Agreement Relating to S Corporation
           Distributions by and between Troy Group and the Dirk
           Stockholders...........................................   Incorporated by reference to Exhibit 10.16 to
                                                                     Troy Group's Registration Statement on Form S-1
                                                                     (File No.  333-51523).

  10.16    Loan Agreement and Security Agreement dated October 20,
           1998 between Troy Group and Comerica Bank-California...   Incorporated by reference to Exhibit 10.17 to
                                                                     Troy Group's Registration Statement on Form S-1
                                                                     (File No.  333-51523).

  10.17    Amendment No. 1 to Loan and Security Agreement
           (Accounts and Inventory) dated October 28, 1999 between
           Troy Group and Comerica Bank - California..............   Incorporated by reference to Exhibit 10.16 to
                                                                     Troy Group's Annual Report on Form 10-K
                                                                     for the fiscal year ended November 30, 1999
                                                                     (File No. 000-24413).

  10.18    Variable Rate Installment Note dated October 20, 1998
           in favor of Comerica Bank-California...................   Incorporated by reference to Exhibit 10.18 to
                                                                     Troy Group's Registration Statement on Form S-1
                                                                     (File No.  333-51523).

  10.19    Variable Rate Installment Note dated October 20, 1998
           in favor of Comerica Bank-California...................   Incorporated by reference to Exhibit 10.19 to
                                                                     Troy Group's Registration Statement on Form S-1
                                                                     (File No.  333-51523).

  10.20    Acquisition Note dated October 28, 1999 in favor of
           Comerica Bank - California ............................   Incorporated by reference to Exhibit 10.19 to
                                                                     Troy Group's Annual Report on Form 10-K for the
                                                                     fiscal year ended November 30, 1999
                                                                     (File No. 000-24413).

  10.21    Guaranty dated October 20, 1998 by the majority
           stockholders...........................................   Incorporated by reference to Exhibit 10.20 to
                                                                     Troy Group's Registration Statement on Form S-1
                                                                     (File No. 333-51523).




  10.22    Letter dated October 3, 1997 to RAGCO from Troy Group..   Incorporated by reference to Exhibit 10.21 to
                                                                     Troy Group's Registration Statement on Form S-1
                                                                     (File No.  333-51523).

  10.23    Form of Subscription Agreement.........................   Incorporated by reference to Exhibit 10.23 to
                                                                     Troy Group's Registration Statement on Form S-1
                                                                     (File No.  333-51523).

  10.24    Reseller Agreement dated April 1, 1996 between Troy
           Group and Hewlett-Packard Company (1)..................   Incorporated by reference to Exhibit 10.24 to
                                                                     Troy Group's Registration Statement on Form S-1
                                                                     (File No.  333-51523).

  10.25    Joinder Agreement dated March 3, 2000 between Troy
           AMDev and Comerica Bank - California...................   Filed herewith.

  10.26    Amendment No. 2 to Loan and Security Agreement
           (Accounts and Inventory) dated October 1, 2000 among
           Troy Group, Troy Systems International, Tory XCD and
           Comerica Bank - California.............................   Filed herewith.

  21.1     Subsidiaries of the Registrant.........................   Filed herewith.

  23.1     Consent of McGladrey & Pullen, LLP,
           Independent Auditors...................................   Filed herewith.


----------------------------

(1) Confidential treatment has been requested with respect to designated portions contained within such document. Such portions have been omitted and filed separately with the Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.