Form 10-Q
period 2001-02-28
TROY GROUP INC
filed 2001-04-16
CIK 1060595

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended FEBRUARY 28, 2001.

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from to

                        Commission File Number: 000-24413
                                               -----------


                                TROY GROUP, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 33-0807798
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

        2331 SOUTH PULLMAN STREET
          SANTA ANA, CALIFORNIA
 (Address of principal executive offices)                  92705
                                                         (Zip code)

                                 (949) 250-3280
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         As of March 30, 2001, there were 10,921,032 shares of our common stock outstanding.

                                TROY GROUP, INC.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                    QUARTERLY PERIOD ENDED FEBRUARY 28, 2001

                                      INDEX
                                      -----

                                                                      PAGE NO.
                                                                      --------
PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets
           February 28, 2001 and November 30, 2000...........................3

           Consolidated Statements of Operations
           for the Three Months ended February 28, 2001
           and February 29, 2000.............................................4

           Consolidated Statements of Cash Flows
           for the Three Months ended February 28, 2001
           and February 29, 2000.............................................5

           Notes to Consolidated Financial Statements.....................6-10

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations....................11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......15

PART II:  OTHER INFORMATION

Item 1.    Legal Proceedings................................................16

Item 2.    Changes in Securities and Use of Proceeds........................16

Item 3.    Defaults Upon Senior Securities..................................16

Item 4.    Submission of Matters to a Vote of Security Holders..............16

Item 5.    Other Information................................................16

Item 6.    Exhibits and Reports on Form 8-K.................................16

                          PART I: FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                TROY GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS                                        FEBRUARY 28,         NOVEMBER 30,
                                                                                       2001                 2000
                                                                                    (Unaudited)
                                                                                  ----------------    -----------------
Current assets:
   Cash and cash equivalents..................................................    $          --       $        2,090
   Investment in available-for-sale securities................................           11,436                9,953
   Accounts receivable, less allowance for doubtful accounts of $604 and
       $684, respectively.....................................................            9,568               10,480
   Income tax refund receivable...............................................              988                  476
   Inventories................................................................            8,106                6,242
   Prepaid expenses and other.................................................              576                  566
   Deferred tax assets  ......................................................            1,313                1,313
                                                                                  ----------------    -----------------
        Total current assets..................................................           31,987               31,120
Equipment and leasehold improvements, net.....................................            2,172                2,040
Other assets..................................................................            9,152                9,415
                                                                                  ----------------    -----------------
        Total assets..........................................................    $      43,311       $       42,575
                                                                                  ================    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Checks issued not yet presented for payment................................    $         267       $          855
   Line of credit.............................................................              246                   --
   Current portion of long-term debt..........................................               59                   59
   Accounts payable...........................................................            4,205                2,424
   Accrued expenses...........................................................            2,356                2,659
   Deferred service revenue...................................................              293                  220
                                                                                  ----------------    -----------------
        Total current liabilities.............................................            7,426                6,217
                                                                                  ----------------    -----------------
Long-term debt, net of current portion........................................              255                  272
                                                                                  ----------------    -----------------
Deferred tax liabilities......................................................              442                  471
                                                                                  ----------------    -----------------
Stockholders' equity:
   Common stock, par value $.01 per share; authorized 50,000,000
   shares, issued 2001  10,921,032 shares; and 2000  10,880,764 shares........              109                  109
   Preferred stock, no par value, authorized 5,000,000 shares, issued none....               --                   --
   Additional paid-in capital.................................................           20,964               20,808
   Retained earnings..........................................................           14,115               14,698

                                                                                  ----------------    -----------------
        Total stockholders' equity............................................           35,188               35,615
                                                                                  ----------------    -----------------
        Total liabilities and stockholders' equity............................    $      43,311       $       42,575
                                                                                  ================    =================


                 See Notes to Consolidated Financial Statements.

                                TROY GROUP, INC.
                             CONSOLIDATED STATEMENTS
                                  OF OPERATIONS
                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                         ------------------------------
                                                         FEBRUARY 28,    FEBRUARY 29,
                                                             2001            2000
                                                         --------------  --------------
Net sales..........................................         $11,309          $14,030
Cost of goods sold.................................           6,856            7,334
                                                         --------------  --------------
     Gross profit..................................           4,453            6,696
                                                         --------------  --------------

Operating expenses:
     Selling, general and administrative ..........           4,016            3,081
     Research and development......................           1,298              987
     Amortization of intangible assets.............             320              160
                                                         --------------  --------------
         Operating income (loss)...................          (1,181)           2,468

Interest income....................................             210              192
Interest expense...................................             (19)              (7)
                                                         --------------  --------------
     Income (loss) before income taxes (credits)...            (990)           2,653
Provision for income taxes (credits)...............            (405)           1,035
                                                         --------------  --------------
         Net income (loss).........................         $  (585)        $  1,618
                                                         ==============  ==============

Net income (loss) per share:
     Basic ........................................        $   (.05)       $     .15
                                                         ==============  ==============
     Diluted.......................................        $   (.05)       $     .14
                                                         ==============  ==============

Weighted-average shares outstanding:
     Basic ........................................          10,921           10,698
                                                         ==============  ==============
     Diluted.......................................          10,921           11,498
                                                         ==============  ==============


                 See Notes to Consolidated Financial Statements.

                                TROY GROUP, INC.
                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      THREE MONTHS ENDED
                                                               ---------------------------------
                                                                FEBRUARY 28,      FEBRUARY 29,
                                                                    2001              2000
                                                               ---------------   ---------------
 Cash flows from operating activities:
   Net income (loss).......................................    $       (585)     $       1,618
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization........................             510               344
      Provision for doubtful accounts......................              --                30
      Deferred taxes.......................................             (29)               --
      Accretion of investment discounts, net...............            (140)              (73)
      Changes in working capital components,
        net of effects from acquisition of companies
        (Increase) decrease in:
           Accounts receivable.............................             912             4,852
           Income tax refund receivable....................            (512)               --
           Inventories.....................................          (1,864)             (814)
           Prepaid expenses and other......................             (10)               30
        Increase (decrease) in:
           Accounts payable................................           1,781             1,324
           Accrued expenses................................            (303)             (553)
           Income taxes payable............................              --               218
           Deferred service revenue........................              73               409
                                                               ---------------   ---------------
        Net cash provided by (used in) operating
           activities......................................            (167)            7,385
                                                               ---------------   ---------------
 Cash flows from investing activities:
   Acquisition of American Development, Inc................              --            (1,233)
   Purchase of equipment and leasehold improvements........            (321)             (125)
   Purchase of available-for-sale securities...............          (3,985)          (10,700)
   Redemption of available-for-sale securities.............           2,642             6,662
   Increase in other assets................................             (58)           (1,553)
                                                               ---------------   ---------------
      Net cash (used in) investing activities..............          (1,722)           (6,949)
                                                               ---------------   ---------------
 Cash flows from financing activities:
   Net borrowings on revolving line of credit..............             246                --
   Payments on notes payable...............................             (17)             (241)
   Decrease in checks issued not presented for payment.....            (588)               --
   Proceeds from issuance of common stock..................             158               364
                                                               ---------------   ---------------
      Net cash provided by (used in) financing activities..            (201)              123
                                                               ---------------   ---------------
      Net increase (decrease) in cash and
          cash equivalents ................................          (2,090)              559
 Cash and cash equivalents, beginning of period............           2,090             4,783
                                                               ---------------   ---------------
 Cash and cash equivalents, end of period..................    $         --      $      5,342
                                                               ===============   ===============

                 See Notes to Consolidated Financial Statements.

                                TROY GROUP, INC.
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended February 28, 2001 are not necessarily indicative of the results that may be expected for the year ended November 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for its fiscal year ended November 30, 2000 (File No. 000-24413).

Certain reclassifications have been made to the February 29, 2000 consolidated income statement to conform to the February 28, 2001 presentation with no effect on net income or stockholders' equity.

NOTE 2.  INVENTORIES

Inventories consisted of the following as of February 28, 2001 and November 30, 2000 (amounts in thousands):

                                       FEBRUARY 28, 2001       NOVEMBER 30, 2000
                                       -----------------       -----------------
Raw materials......................           $5,715                  $4,016
Work-in-process....................              135                     150
Finished goods.....................            2,256                   2,076
                                               -----                   -----
     Total.........................           $8,106                  $6,242
                                               =====                   =====

NOTE 3.  INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

As of February 28, 2001, the Company had approximately $11.4 million in corporate debt securities with contractual maturity dates of up to one year, which management has determined should be classified as available-for-sale. Market values approximated carrying values. Accordingly, no unrealized gains or losses were recorded at February 28, 2001. There were no gains or loss recognized for the three months ended February 28, 2001 or February 29, 2000.

NOTE 4.  STOCK OPTION AND STOCK WARRANT PLANS

During the three months ended February 28, 2001, the Company did not grant any options to acquire shares of common stock. The following is a summary of total outstanding options and stock warrants at February 28, 2001:

                                   OPTIONS AND WARRANTS OUTSTANDING               OPTIONS AND WARRANTS EXERCISABLE
                       -------------------------------------------------------   -----------------------------------
                                                             WEIGHTED-AVERAGE
          RANGE OF                        WEIGHTED-AVERAGE       REMAINING                          WEIGHTED-AVERAGE
     EXERCISE PRICES   NUMBER OF OPTIONS    EXERCISE PRICE    CONTRACTUAL LIFE   NUMBER OF OPTIONS    EXERCISE PRICE
     ---------------   -----------------    --------------    ----------------   -----------------    --------------
       $3.50                106,666             $3.50            4.3 years            106,666            $3.50
    $6.31 - 8.00          1,546,000             $7.09            8.5 years            552,750            $7.06
   $13.16 - 14.25            25,000            $13.38            8.8 years                 --               --
                         ----------                                                  --------
                          1,677,666                                                   659,416

At February 28, 2001, there were 1,145,000 shares remaining available for grant under the Company's option plans.

NOTE 5.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                                               THREE MONTHS ENDED
                                                               ------------------
                                                  (amounts in thousands, except per share data)

                                                   FEBRUARY 28, 2001       FEBRUARY 29, 2000
                                                   -----------------       -----------------
NUMERATOR FOR BASIC AND DILUTED NET INCOME PER
SHARE:

Net income (loss)................................          $(585)                $1,618
                                                           ======                ======
DENOMINATOR:

Denominator for basic net income (loss) per
share -- weighted-average shares outstanding.....         10,921                 10,698
Effect of employee stock options and warrants....             --                    800
                                                          ------                 ------
Denominator for diluted net income (loss)
per share........................................         10,921                 11,498
                                                          ======                 ======

NET INCOME (LOSS) PER SHARE:

Basic............................................          ($.05)                $0.15
                                                           ======                =====
Diluted..........................................          ($.05)                $0.14
                                                           ======                =====

If the Company would have generated net income for the quarter ending February 28, 2001, then the denominator for diluted net income per share would have been 10,972,000 after adjusting the basic weighted-average shares outstanding by 51,000 shares for the effect of stock options and warrants.

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

      Current assets  ......................................................................       $   177,000
      Equipment and leasehold improvements .................................................            61,000
      Other assets .........................................................................            94,000
      Intangible assets, including customer list, assembled
         workforce, core technology and goodwill ...........................................         2,703,000
      Current liabilities assumed ..........................................................          (383,000)
                                                                                                   ------------
                                                                                                    $2,652,000
                                                                                                   ============

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

      Current assets .........................................................      $   301,000
      Equipment and leasehold improvements ...................................           17,000
      Intangible assets, including customer list, assembled
         workforce, core technology and goodwill..............................        2,817,000
      Current liabilities assumed.............................................          (47,000)
                                                                                   --------------
                                                                                     $3,088,000
                                                                                   ==============

The acquisition has been accounted for as a purchase and results of operations of CableNet Technologies since the date of acquisition are included in the Company's consolidated financial statements.

Pro Forma consolidated results of operations for the three months ended February 28, 2000 as though American Development, Inc. and CableNet Technologies had been acquired as of December 1, 1999 are as follows (amounts in thousands, except per share data):

Sales...........................................................     $ 14,530
                                                                    =========
Net income......................................................     $  1,584
                                                                    -========
Net income per share:
   Basic........................................................        $0.15
                                                                        =====
   Diluted......................................................        $0.14
                                                                        =====

The above amounts reflect pro forma adjustments for amortization of intangibles and number of shares outstanding. This pro forma financial information does not purport to be indicative of the results of operations had the American Development, Inc. and CableNet Technologies acquisition actually taken place at the earlier date.

NOTE 7.  SEGMENT INFORMATION

The following tables summarize revenues and net income (loss) by operating segment and unallocated corporate for the three months ended February 28, 2001 and February 29, 2000:

                                                        THREE MONTHS ENDED
                                                        ------------------
                                                       (amounts in thousands)


                                            FEBRUARY 28, 2001       FEBRUARY 29, 2000
                                            -----------------       -----------------
Revenues:

Financial Payment Solutions............          $  9,136                $   9,716
Connectivity...........................             2,173                    4,314
                                                 --------                ---------
                                                 $ 11,309                $  14,030
                                                 ========                =========

Net income (loss):

Financial Payment Solutions............          $    604                $   1,019
Connectivity...........................              (513)                   1,199
Unallocated Corporate..................              (676)                    (600)
                                                 ---------               ----------
                                                 $   (585)               $   1,618
                                                 =========               =========

NOTE 8.  CASH FLOW INFORMATION

Supplemental disclosure of cash flow information

                                                                                         THREE MONTHS ENDED
                                                                                         ------------------
                                                                                       (amounts in thousands)
                                                                                FEBRUARY 28, 2001  FEBRUARY 29, 2000
                                                                                -----------------  -----------------
     Cash paid during the period for:
       Interest...........................................................          $      18          $       2
                                                                                    =========          =========
       Income taxes.......................................................          $      35          $     787
                                                                                    =========          =========
     Supplemental schedule of noncash investing and financing activities
       Purchase of American Development, Inc. in 2000:
         Total purchase price.............................................          $      --          $   2,652
         Less fair value of common stock and stock warrants issued in
         connection with the acquisition..................................                 --              1,419
                                                                                    ---------          ---------
         Cash purchase price..............................................          $      --          $   1,233
                                                                                    =========          =========

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

         Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. These risks and uncertainties include the growth in acceptance of TROY's electronic payment solutions by online brokerage firms, e-merchants and other bill payment applications; the timely and successful development and integration of the Bluetooth and other wireless standards; the market acceptance of products incorporating wireless printing technologies; the ability to continue to develop and market other e-commerce payment, networked payment and wireless and other connectivity technologies; TROY's ability to refocus its management and resources on these emerging technologies; the ability to hire and retain qualified management, technology and other personnel; the impact of competition from existing and new technologies and companies; the ability to identify and assimilate acquired companies and technologies; the continued demand for printed financial documents; and other factors .

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

OVERVIEW

         Net sales are generated from the sale of our connectivity and financial payment solutions and services. We recognize revenue from the sale of our products when the goods are shipped to the customer and we recognize service revenue over the period of the contract on a straight-line basis. In the three months ended February 28, 2001 and the fiscal year ended November 30, 2000, a reseller of our imaging supplies, Cannon IV Inc., accounted for 6.4% and 9.2%, respectively, of our net sales, of which we believe a significant portion was sold to a single customer. In addition, a reseller of our laser printers and connectivity products, Comark, Inc. also sold products to this same customer which accounted for 0.2% and 0.6%, respectively, of our net sales for the three months ended February 28, 2001 and the fiscal year ended November 30, 2000. We also sell our products directly to the significant customer of Cannon IV and Comark. Direct sales to these resellers' significant customer were 0.0% and 0.3% of our net sales for the three months ended February 28, 2001 and the fiscal year ended November 30, 2000, respectively. We do not have a written or oral contract with Cannon IV, Comark or their significant customer. All sales are made through purchase orders.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of net sales:

                                                                         Three Months Ended
                                                              ------------------------------------------
                                                                February 28,          February 29,
                                                                     2001                 2000
                                                                -------------         ------------
Net sales................................................            100.0%               100.0%
Cost of goods sold.......................................             60.6                 52.3
                                                                -------------         ------------
Gross Profit.............................................             39.4                 47.7
Selling, general and administrative expenses.............             35.5                 22.0
Research and development expenses........................             11.5                  7.0
Amortization of intangible assets........................              2.8                  1.1
                                                                -------------         ------------
Operating income (loss)..................................            (10.4)                17.6
Interest income..........................................              1.8                  1.4
Interest expense.........................................             (0.2)                (0.1)
                                                                -------------         ------------
Income (loss) before income taxes (credits) .............             (8.8)                18.9
Provision for income taxes (credits).....................             (3.6)                 7.4
                                                                -------------         ------------
Net income (loss)........................................             (5.2)%               11.5 %
                                                                =============         ============


THREE MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 2000

         NET SALES. Our net sales were $11.3 million for the three months ended February 28, 2001, with $9.1 million attributable to financial payment solutions and $2.2 million attributable to connectivity products and software. Net sales in the three months ended February 28, 2001 decreased by $2.7 million, or 19.4%, from $14.0 million in the three months ended February 29, 2000. This decrease in net sales represents a $1.1 million decrease in sales of our laser printers, impact printers, proprietary imaging supplies and services, a decrease of $2.0 million in sales of our connectivity products and software. These decreases were partially offset by an increase of $0.4 million in sales of our electronic payment solutions. Net sales were not significantly affected by price changes. The decrease in our net sales for the three months ended February 28, 2001, as compared to net sales for the three months ended February 29, 2000, can be attributed to a $1.9 million non-recurring software licensing sale in the first quarter of

2000 as well as the implementation of our strategy to shift our focus away from our established financial payment solutions and toward our electronic payment solutions and wireless printing opportunities. In connection with our shift in focus, we may continue to license our software technology to third parties as we consider appropriate. To the extent that our mix of revenue sources continues to shift toward sales of connectivity products and technology licensing, our net sales could vary from historical patterns.

         COST OF GOODS SOLD. Cost of goods sold decreased by $478,000 or 6.5% to $6.9 million in the three months ended February 28, 2001 from $7.3 million in the three months ended February 29, 2000. This decrease was primarily due to decreased net sales. Cost of goods sold as a percentage of net sales increased to 60.6% in the three months ended February 28, 2001 from 52.3% in the three months ended February 29, 2000. In connection with our shift in focus, we may enter into agreements to license technology from other companies. As a result of these agreements, cost of goods sold could vary from historical patterns.

         GROSS PROFIT. As a result of the above factors, gross profit decreased by $2.2 million to $4.5 million in the three months ended February 28, 2001 from $6.7 million in the three months ended February 29, 2000. Gross profit as a percentage of net sales decreased to 39.4% in the three months ended February 28, 2001 from 47.7% in the three months ended February 29, 2000. This decrease was also primarily due to a software licensing sale in the three months ended February 29, 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $935,000 or 30.3% to $4.0 million in the three months ended February 28, 2001 from $3.1 million in the three months ended February 29, 2000. This increase was due primarily to additional operating expenses of $270,000 as a result of our acquisitions, an increase of $665,000 due to increases in personnel, promotions and other expenses. Selling, general and administrative expenses as a percentage of net sales increased to 35.5% in the three months ended February 28, 2001 from 22.0% in the three months ended February 29, 2000, due to our acquisition strategy and our associated growth requirements. In connection with our shift in focus, we intend to continue to invest in marketing expenditures, substantially increase the size of the sales force, and add technical resources as required. As a result of these expenditures and hiring initiatives, we expect selling, general and administrative expenses to continue to exceed historical levels. This forward-looking statement will be impacted by the timing and amount of these expenditures, our ability to attract and retain sales and marketing personnel and the associated costs of such personnel, and the success of our marketing efforts.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $311,000 or 31.5% to $1.3 million in the three months ended February 28, 2001 from $1.0 million in the three months ended February 29, 2000. Of this increase, $171,000 was due to additional research and development expenses as a result of our acquisitions. Research and development expenses as a percentage of net sales was 11.5% in the three months ended February 28, 2001 and 7.0% in the three months ended February 29, 2000. In connection with our growth initiatives and efforts to develop new wireless printing technologies, we expect research and development expenses to continue to exceed historical levels as we add additional personnel and incur additional related costs. This forward-looking statement will be impacted by the timing and amount of additional research and development expenditures and our ability to attract and retain research and development personnel and the associated costs of such personnel.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased by $160,000 or 100.0% to $320,000 in the three months ended February 28, 2001 from $160,000 in the three months ended February 29, 2000. This increase was the result of increases in the intangible assets associated with our acquisitions.

         OPERATING INCOME (LOSS). As a result of the above factors, operating income decreased by $3.6 million or 147.9% to $1.2 million loss in the three months ended February 28, 2001 from $2.5 million in the three months ended February 29, 2000. Operating income as a percentage of net sales decreased to (10.4)% in the three months ended February 28, 2001 from 17.6% in the three months ended February 29, 2000.

         INTEREST INCOME. Interest income increased by $18,000 to $210,000 in the three months ended February 28, 2001 from $192,000 in the three months ended February 29, 2000. This income was due to our investment of proceeds from our initial public offering.

         INTEREST EXPENSE. Interest expense increased by $12,000 to $19,000 in the three months ended February 28, 2001 from $7,000 in the three months ended February 29, 2000. This increase was due to increased borrowings under our line of credit.

         INCOME TAXES. Income taxes decreased to a $405,000 tax credit in the three months ended February 28, 2001 from a $1.0 million expense in the three months ended February 29, 2000. This decrease is a result of decreased income before income taxes. Income taxes (credits) as a percentage of pretax income
(loss) increased to 41% in the three months ended February 28, 2001 from 39% in the three months ended February 29, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to our initial public offering in July, 1999, our primary source of liquidity was through cash generated from operations and borrowings under our revolving credit facility and term loans.

         Cash flows used by operating activities were $167,000 in the three months ended February 28, 2001 compared to $7.4 million provided by operating activities in the three months ended February 29, 2000. This decrease was due primarily to an increase in inventories and the income tax receivable and a decrease in accrued expenses, partially offset by a decrease in accounts receivable and an increase in accounts payable. The accounts receivable decrease resulted primarily from collections. The increase in inventories resulted primarily from purchases of printers in anticipation of model changes and anticipated sales of connectivity and wireless products.

         Cash flows used in investing activities were $1.7 million in the three months ended February 28, 2001 compared to $6.9 million used in the three months ended February 29, 2000. Included in cash flows used in investing activities in the three months ended February 28, 2001 was $1.3 million in net purchases of available-for-sale securities. In connection with split-dollar life insurance arrangements with our majority shareholders, we have agreed to pay the underlying life insurance premiums as a condition of continued employment. Annual premiums on these policies are approximately $428,000 per year.

         Cash flows used by financing activities were $201,000 in the three months ended February 28, 2001 compared to cash flows provided by financing activities of $123,000 in the three months ended February 29, 2000.

         We currently have a $5.0 million general line of credit and a $10.0 million acquisition line of credit with Comerica Bank - California. Both lines of credit are secured by substantially all of our assets and are subject to certain financial covenants. In connection with the general line of credit agreement, we have a $650,000 standby letter of credit sublimit agreement of which $80,000 was outstanding at February 28, 2001. $246,000 was outstanding against the general line of credit on February 28, 2001 and no borrowings were outstanding against the acquisition line of credit. As of February 28, 2001 $4,674,000 was available under the general line of credit and all $10.0 million was available under the acquisition line of credit. The acquisition line of credit expires on October 1, 2001. The general line of credit has no expiration date.

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

         In March 2001, Troy established a stock repurchase program under which Troy's common stock, with an aggregate market value up to $4.0 million, may be acquired in the open market. As of April 11, 2001, Troy has purchased approximately 45,000 shares of common stock in the open market, at an average price of $3.27 per share, under the stock repurchase program. Approximately $3.8 million remains available for future common stock repurchases.

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

         We do not utilize derivative financial instruments. Accordingly, our exposure to market risk is through our investments in available-for-sale securities and our bank debt which bears interest at variable rates. Available-for-sale securities consist of corporate debt securities. Approximately all of these securities have contractual maturity dates of up to one year. At February 28, 2001, market values approximated carrying values. Due to the short-term maturities of these securities, management believes that there is no significant market risk. At February 28, 2001, we had approximately $11.4 million in cash, cash equivalents and investments in available-for-sale securities, and, accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the amount of interest earned of $114,000. The bank debt is a revolving line of credit. All borrowings bear interest based upon the reference rate per annum as announced by the bank (8.5% at February 28, 2001) less .25%. At February 28, 2001, there was $246,000 outstanding under the line of credit agreement and, accordingly, a sustained increase in the reference rate of 1% would cause an increase in the amount of interest expense of $2,000.

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

ITEM 5 - OTHER INFORMATION

          None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits.
                  ---------

                  Exhibit
                  Number                    DESCRIPTION
                  --------                  -----------

                  None.

          (b)     Reports On Form 8-K
                  -------------------

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TROY GROUP, INC.


                               /s/ Patrick J. Dirk
April 16, 2001                 -------------------------------------------------
                               Patrick J. Dirk
                               Chairman, President and Chief Executive Officer


                               /s/ Del L. Conrad
                               -------------------------------------------------
                               Del L. Conrad
                               Chief Financial Officer