Form 10-Q
period 2001-05-31
TROY GROUP INC
filed 2001-07-16
CIK 1060595

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2001.

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 000-24413

TROY GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0807798 (IRS Employer Identification No.)
2331 South Pullman Street Santa Ana, California (Address of principal executive offices)	92705 (Zip code)

(949) 250-3280
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of July 13, 2001, there were 10,921,032 shares of our common stock outstanding.

TROY GROUP, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ended May 31, 2001

INDEX

		Page No.
PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets May 31, 2001 and November 30, 2000	3
	Consolidated Statements of Operations for the Three Months and Six Months ended May 31, 2001 and May 31, 2000	4
	Consolidated Statements of Cash Flows for the Three Months and Six Months ended May 31, 2001 and May 31, 2000	5
	Notes to Consolidated Financial Statements	6-10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
PART II: OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 2.	Changes in Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	17

PART I: FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

TROY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	May 31, 2001	November 30, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$545	$2,090
Investment in available-for-sale securities	7,733	9,953
Accounts receivable, less allowance for doubtful accounts of $627 and $684, respectively	7,949	10,480
Income tax refund receivable	299	476
Inventories	9,165	6,242
Prepaid expenses and other	463	566
Deferred tax assets	1,313	1,313

Total current assets	27,467	31,120
Equipment and leasehold improvements, net	2,342	2,040
Other assets	9,292	9,415

Total assets	$39,101	$42,575

Liabilities and Stockholders' Equity
Current liabilities:
Checks issued not yet presented for payment	$66	$855
Line of credit	775	—
Current portion of long-term debt	59	59
Accounts payable	1,907	2,424
Accrued expenses	2,618	2,659
Deferred service revenue	338	220

Total current liabilities	5,763	6,217

Long-term debt, net of current portion	238	272

Deferred tax liabilities	413	471

Stockholders' equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued and outstanding 2001 10,921,032 shares; and 2000 10,880,764 shares	109	109
Preferred stock, no par value, authorized 5,000,000 shares, issued none	—	—
Additional paid-in capital	20,964	20,808
Retained earnings	12,532	14,698

	33,605	35,615
Less cost of treasury stock—254,120 common shares in 2001 and none in 2000	918	—

Total stockholders' equity	32,687	35,615

Total liabilities and stockholders' equity	$39,101	$42,575

See Notes to Consolidated Financial Statements.

TROY GROUP, INC.

CONSOLIDATED STATEMENTS

OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	May 31, 2001	May 31, 2000	May 31, 2001	May 31, 2000
Net sales	$9,800	$11,777	$21,109	$25,807
Cost of goods sold	6,226	6,885	13,082	14,219

Gross profit	3,574	4,892	8,027	11,588

Operating expenses:
Selling, general and administrative	3,933	3,510	7,949	6,591
Research and development	1,723	1,012	3,021	1,999
Amortization of intangible assets	320	262	640	422

Operating income (loss)	(2,402)	108	(3,583)	2,576
Interest income	156	232	366	424
Interest expense	(45)	(5)	(64)	(12)

Income (loss) before income taxes (credits)	(2,291)	335	(3,281)	2,988
Provision for income taxes (credits)	(710)	118	(1,115)	1,153

Net income (loss)	$(1,581)	$217	$(2,166)	$1,835

Net income (loss) per share:
Basic	$(.15)	$.02	$(.20)	$.17

Diluted	$(.15)	$.02	$(.20)	$.16

Weighted-average shares outstanding:
Basic	10,860	10,817	10,891	10,757

Diluted	10,860	11,640	10,891	11,569

See Notes to Consolidated Financial Statements.

TROY GROUP, INC.

CONSOLIDATED STATEMENTS

OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	May 31, 2001	May 31, 2000
Cash flows from operating activities:
Net income (loss)	$(2,166)	$1,835
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,016	695
Provision (recovery) for doubtful accounts	(57)	62
Deferred taxes	(59)	—
Accretion of investment discounts	(308)	(129)
Changes in working capital components, net of effects from acquisition of companies (Increase) decrease in:
Accounts receivable	2,588	5,049
Income tax refund receivable	177	—
Inventories	(1,236)	(562)
Prepaid expenses and other	103	(816)
Increase (decrease) in:
Accounts payable	(1,146)	541
Accrued expenses	(165)	188
Income taxes payable	—	(481)
Deferred service revenue	118	(54)

Net cash provided by (used in) operating activities	(1,135)	6,328

Cash flows from investing activities:
Acquisition of businesses	(1,203)	(3,240)
Purchase of equipment and leasehold improvements	(630)	(252)
Purchase of available-for-sale securities	(4,435)	(5,500)
Maturities of available-for-sale securities	6,963	5,143
Increase in other assets, net	(296)	(900)

Net cash provided by (used in) investing activities	399	(4,749)

Cash flows from financing activities:
Net borrowings on revolving line of credit	775	—
Payments on notes payable	(34)	(257)
Decrease in checks issued not presented for payment	(790)	—
Proceeds from issuance of common stock	158	574
Purchase of treasury stock	(918)	—

Net cash provided by (used in) financing activities	(809)	317

Net increase (decrease) in cash and cash equivalents	(1,545)	1,896
Cash and cash equivalents, beginning of period	2,090	4,783

Cash and cash equivalents, end of period	$545	$6,679

See Notes to Consolidated Financial Statements.

TROY GROUP, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended May 31, 2001 are not necessarily indicative of the results that may be expected for the year ended November 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for its fiscal year ended November 30, 2000 (File No. 000-24413).

    Certain reclassifications have been made to the May 31, 2000 consolidated income statement and segment information to conform to the May 31, 2001 presentation with no effect on net income or stockholders' equity.

Note 2. Inventories

    Inventories consisted of the following as of May 31, 2001 and November 30, 2000 (amounts in thousands):

	May 31, 2001	November 30, 2000
Raw materials	$6,173	$4,016
Work-in-process	306	150
Finished goods	2,686	2,076

Total	$9,165	$6,242

Note 3. Investment in Available-for-sale Securities

    As of May 31, 2001, the Company had approximately $7.7 million in corporate debt securities with contractual maturity dates of up to one year, which management has determined should be classified as available-for-sale. Market values approximated carrying values. Accordingly, no unrealized gains or losses were recorded at May 31, 2001. There were no gains or loss recognized for the six months ended May 31, 2001 or May 31, 2000.

Note 4. Stock Option and Stock Warrant Plans

    During the six months ended May 31, 2001, the Company granted options to acquire 312,500 shares of common stock at a weighted-average exercise price of $3.79 per share and 259,000 options were forfeited at a weighted-average exercise price of $7.00 per share. The following is a summary of total outstanding options and stock warrants at May 31, 2001:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Options	Weighted- Average Exercise Price
$2.94 - 4.13	419,166	$3.71	8.6 years	106,666	$3.50
$6.31 - 8.75	1,288,000	$7.12	8.3 years	365,250	$7.18
$13.16 - 14.25	25,000	$13.38	8.5 years	—	—

	1,732,166			471,916

    At May 31, 2001, there were 1,091,000 shares remaining available for grant under the Company's option plans.

Note 5. Net Income Per Share

    The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Six months ended
	May 31, 2001	May 31, 2000	May 31, 2001	May 31, 2000
	(amounts in thousands, except per share data)		(amounts in thousands, except per share data)
Numerator for basic and diluted net income per share:
Net income (loss)	$(1,581)	$217	$(2,166)	$1,835

Denominator:
Denominator for basic net income (loss) per share—weighted-average shares outstanding	10,860	10,817	10,891	10,757
Effect of employee stock options and warrants	—	823	—	812

Denominator for diluted net income (loss) per share	10,860	11,640	10,891	11,569

Net income (loss) per share:
Basic	($.15)	$0.02	($.20)	$0.17

Diluted	($.15)	$0.02	($.20)	$0.16

    If the Company would have generated net income for the three and six months ended May 31, 2001, then the denominator for diluted net income per share would have been 10,903,000 and 10,938,000, respectively, after adjusting the basic weighted-average shares outstanding by 43,000 and 47,000 shares, respectively, for the effect of stock options and warrants.

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

Current assets	$177,000
Equipment and leasehold improvements	61,000
Other assets	94,000
Intangible assets, including customer list, assembled
workforce, core technology and goodwill	2,703,000
Current liabilities assumed	(383,000)

$2,652,000

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

Current assets	$301,000
Equipment and leasehold improvements	17,000
Intangible assets, including customer list, assembled workforce, core technology and goodwill	2,817,000
Current liabilities assumed	(47,000)

$3,088,000

    The acquisition has been accounted for as a purchase and results of operations of CableNet Technologies since the date of acquisition are included in the Company's consolidated financial statements.

Extended Systems Incorporated

    On May 31, 2001, the Company acquired certain assets and assumed certain liabilities of Extended Systems Incorporated, a print server manufacturer, in exchange for $1,133,000 in cash, $70,000 in direct expenses and a $628,000 payable to the Seller. The total acquisition cost was $1,831,000 and was preliminarily allocated as follows:

Inventories	$1,686,000
Equipment	46,000
Intangible assets, including manufacturing process, customer list and core technology	224,000
Current liabilities assumed	(125,000)

$1,831,000

    The acquisition has been accounted for as a purchase. Since the acquisition occurred on the last day of the second quarter, no results of operations for Extended Systems Incorporated are included in the Company's consolidated financial statements.

    Pro Forma consolidated results of operations for the six months ended May 31, 2001 and 2000 as though American Development, Inc., CableNet Technologies and Extended Systems Incorporated had been acquired as of December 1, 1999 are as follows (amounts in thousands, except per share data):

	6 Months Ended
	May 31, 2001	May 31, 2000
Sales	$28,205	$36,173

Net income (loss)	$(1,969)	$1,636

Net income (loss) per share:
Basic	$(0.18)	$0.16

Diluted	$(0.18)	$0.14

    The above amounts reflect pro forma adjustments for amortization of intangibles and number of shares outstanding. This pro forma financial information does not purport to be indicative of the results of operations had the American Development, Inc., CableNet Technologies and Extended Systems Incorporated acquisition actually taken place at the earlier date.

Note 7. Segment Information

    The following tables summarize revenues and net income (loss) by operating segment and unallocated corporate for the three and six months ended May 31, 2001 and May 31, 2000:

	Three months ended		Six months ended
	May 31, 2001	May 31, 2000	May 31, 2001	May 31, 2000
	(amounts in thousands)		(amounts in thousands)
Revenues:
Financial Payments Group	$7,684	$9,939	$16,872	$19,809
Wireless and Internet Connectivity Group	2,179	2,029	4,353	6,303
Less intersegment revenue	(63)	(191)	(116)	(305)

	$9,800	$11,777	$21,109	$25,807

Net income (loss):
Financial Payments Group	$(203)	$878	$401	$1,897
Wireless and Internet Connectivity Group	(490)	22	(1,003)	1,221
Unallocated Corporate	(888)	(683)	(1,564)	(1,283)

	$(1,581)	$217	$(2,166)	$1,835

	May 31, 2001	November 30, 2000
Segment Assets:
Financial Payments Group	$11,804	$14,516
Wireless and Internet Connectivity Group	1,827	3,434
Unallocated Corporate	26,450	25,626

	$40,081	$43,576

    The following schedule is presented to reconcile May 31, 2001 and November 30, 2000 segment assets to the amounts reported in the Company's consolidated financial statements.

	May 31, 2001	November 30, 2000
Total Assets of Reportable Segments	$40,081	$43,576
Intersegment Receivables	(23)	(44)
Investment in Subsidiaries	(957)	(957)

Consolidated assets	$39,101	$42,575

Note 8. Cash Flow Information

    Supplemental disclosure of cash flow information

	Six months ended
	May 31, 2001	May 31, 2000
	(amounts in thousands)
Cash paid during the period for:
Interest	$64	$12

Income taxes	$63	$1,763

Supplemental schedule of noncash investing and financing activities
Purchase of businesses:
Total purchase price	$1,831	$5,740
Less payable to Seller	(628)	—
Less fair value of common stock and stock warrants issued in connection with the acquisition	—	2,500

Cash purchase price	$1,203	$3,240

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

    Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. These risks and uncertainties include the growth in acceptance of TROY's electronic payment solutions by online brokerage firms, e-merchants and other bill payment applications; the timely and successful development and integration of the Bluetooth and other wireless standards; the market acceptance of products incorporating wireless printing technologies; the ability to continue to develop and market other e-commerce payment, networked payment and wireless and other connectivity technologies; TROY's ability to refocus its management and resources on these emerging technologies; the ability to hire and retain qualified management, technology and other personnel; the impact of competition from existing and new technologies and companies; the ability to identify and assimilate acquired companies and technologies; the continued demand for printed financial documents; and other factors.

    We own or have rights to trademarks that we use in connection with the sale of our products. Troy®, Sharespool®, Extendnet®, Sharelink®, Extendhub®, eCheck Secure™, PrintraNet™, TROYmark™, StarACH™, ExtendedLink™, PocketPro™, PocketPrint Server™, SerialLink™, Status 3000™, PrintTRAK™, ExtendView™, and NetworkAlert™ are among the trademarks that we own.

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

Overview

    Net sales are generated from the sale of our connectivity and financial payment solutions and services. We recognize revenue from the sale of our products when the goods are shipped to the customer and we recognize service revenue over the period of the contract on a straight-line basis. We recognize revenue from the sale of software licenses using the percentage of completion method, which typically results in recognition of a substantial portion of the revenue in the quarter in which the software license is sold. All sales are made through purchase orders.

Results of Operations

    The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	May 31, 2001	May 31, 2000	May 31, 2001	May 31, 2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.5	58.5	62.0	55.1

Gross Profit	36.5	41.5	38.0	44.9
Selling, general and administrative expenses	40.1	29.8	37.7	25.5
Research and development expenses	17.6	8.6	14.3	7.8
Amortization of intangible assets	3.3	2.2	3.0	1.6

Operating income (loss)	(24.5)	0.9	(17.0)	10.0
Interest income	1.6	2.0	1.7	1.6
Interest expense	(0.4)	—	(0.3)	—

Income (loss) before income taxes (credits)	(23.3)	2.9	(15.6)	11.6
Provision for income taxes (credits)	(7.2)	(1.0)	(5.3)	(4.5)

Net income (loss)	(16.1)%	1.9%	(10.3)%	7.1%

Three Months Ended May 31, 2001 Compared to Three Months Ended May 31, 2000

    Net Sales.  Our net sales were $9.8 million for the three months ended May 31, 2001, with $7.6 million attributable to financial payment solutions and $2.2 million attributable to connectivity products and software. Net sales in the three months ended May 31, 2001 decreased by $2.0 million, or 16.8%, from $11.8 million in the three months ended May 31, 2000. This decrease in net sales represents a $2.3 million decrease in sales of our laser printers, impact printers, proprietary imaging supplies, services, and electronic payment solutions. These decreases were partially offset by an increase of $300,000 in sales of our connectivity products and software. Net sales were not significantly affected by price changes. The decrease in our net sales for the three months ended May 31, 2001, as compared to net sales for the three months ended May 31, 2000, can be attributed to a reduction in demand as a result of weak economic conditions and the implementation of our strategy to shift our focus away from our established financial payment solutions and toward our electronic payment solutions and wireless printing opportunities. To the extent that our mix of revenue sources shifts toward sales of connectivity products and technology licenses, our net sales could vary from historical patterns.

    Cost of Goods Sold.  Cost of goods sold decreased by $659,000 or 9.6% to $6.2 million in the three months ended May 31, 2001 from $6.9 million in the three months ended May 31, 2000. This decrease was primarily due to decreased net sales but was also attributable to the inclusion of approximately $400,000 in restructuring costs associated with our actions to streamline operations and improve efficiencies. Cost of goods sold as a percentage of net sales increased to 63.5% in the three months ended May 31, 2001 from 58.5% in the three months ended May 31, 2000. In connection with our shift in focus, we may enter into agreements to license technology from other companies. As a result of these agreements, cost of goods sold could vary from historical patterns.

    Gross Profit.  As a result of the above factors, gross profit decreased by $1.3 million to $3.6 million in the three months ended May 31, 2001 from $4.9 million in the three months ended May 31, 2000. Gross profit as a percentage of net sales decreased to 36.5% in the three months ended May 31, 2001 from 41.5% in the three months ended May 31, 2000.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $423,000 or 12.1% to $3.9 million in the three months ended May 31, 2001 from $3.5 million in the three months ended May 31, 2000. This increase was due primarily to additional operating expenses of $73,000 as a result of our acquisitions and an increase of $350,000 due to increases in personnel, promotions and other expenses associated with our shift in focus and restructuring costs. Selling, general and administrative expenses as a percentage of net sales increased to 40.1% in the three months ended May 31, 2001 from 29.8% in the three months ended May 31, 2000, due to our acquisition strategy and our associated growth requirements. In connection with our shift in focus, we intend to continue to invest in marketing expenditures, increase the size of the sales force, and add technical resources as required. As a result of these expenditures and hiring initiatives, we expect selling, general and administrative expenses to continue to exceed historical levels. This forward-looking statement will be impacted by the timing and amount of these expenditures, our ability to attract and retain sales and marketing personnel and the associated costs of such personnel, and the success of our marketing efforts.

    Research and Development Expenses.  Research and development expenses increased by $711,000 or 70.3% to $1.7 million in the three months ended May 31, 2001 from $1.0 million in the three months ended May 31, 2000. Of this increase, $58,000 was due to additional research and development expenses as a result of our acquisitions and $653,000 was due to increases in personnel and related costs and restructuring costs. Research and development expenses as a percentage of net sales was 17.6% in the three months ended May 31, 2001 and 8.6% in the three months ended May 31, 2000. In connection with our growth initiatives and efforts to develop new wireless printing technologies, we expect research and development expenses to continue to exceed historical levels as we add additional personnel and incur additional related costs. This forward-looking statement will be impacted by the timing and amount of additional research and development expenditures and our ability to attract and retain research and development personnel and the associated costs of such personnel.

    Amortization of Intangible Assets.  Amortization of intangible assets increased by $58,000 or 22.1% to $320,000 in the three months ended May 31, 2001 from $262,000 in the three months ended May 31, 2000. This increase was the result of increases in the intangible assets associated with our acquisitions.

    Operating Income (Loss).  As a result of the above factors, operating income decreased by $2.5 million to $2.4 million loss in the three months ended May 31, 2001 from $108,000 in the three months ended May 31, 2000. Operating income as a percentage of net sales decreased to (24.5)% in the three months ended May 31, 2001 from 0.9% in the three months ended May 31, 2000.

    Interest Income.  Interest income decreased by $76,000 to $156,000 in the three months ended May 31, 2001 from $232,000 in the three months ended May 31, 2000. This income was due to our investment of proceeds from our initial public offering. This decrease is the result of reductions in our investment in available-for-sale securities due to an acquisition, our stock repurchase program and working capital requirements.

    Interest Expense.  Interest expense increased by $40,000 to $45,000 in the three months ended May 31, 2001 from $5,000 in the three months ended May 31, 2000. This increase was due to increased borrowings under our line of credit.

    Income Taxes.  Income taxes decreased to a $710,000 tax credit in the three months ended May 31, 2001 from a $118,000 expense in the three months ended May 31, 2000. This decrease is a result of decreased income before income taxes. Income taxes (credits) as a percentage of pretax income (loss) decreased to 31.0% in the three months ended May 31, 2001 from 35.2% in the three months ended May 31, 2000.

Six Months Ended May 31, 2001 Compared to Six Months Ended May 31, 2000

    Net Sales.  Our net sales were $21.1 million for the six months ended May 31, 2001, with $16.8 million attributable to financial payment solutions and $4.3 million attributable to connectivity products and software. Net sales in the six months ended May 31, 2001 decreased by $4.7 million, or 18.2%, from $25.8 million in the six months ended May 31, 2000. This decrease in net sales represents a $3.4 million decrease in sales of our laser printers, impact printers, proprietary imaging supplies and services, and a decrease of $1.7 million in sales of our connectivity products and software. These decreases were partially offset by an increase of $400,000 in sales of our electronic payment solutions. Net sales were not significantly affected by price changes. The decrease in our net sales for the six months ended May 31, 2001, as compared to net sales for the six months ended May 31, 2000, can be attributed to a $1.9 million non-recurring sale of a software license in the first quarter of 2000, a reduction in demand during the six months ended May 31, 2001 as a result of weak economic conditions and the implementation of our strategy to shift our focus away from our established financial payment solutions and toward our electronic payment solutions and wireless printing opportunities. In connection with our shift in focus, we may continue to license our software technology to third parties as we consider appropriate. To the extent that our mix of revenue sources continues to shift toward sales of connectivity products and technology licenses, our net sales could vary from historical patterns.

    Cost of Goods Sold.  Cost of goods sold decreased by $1.1 million or 8.0% to $13.1 million in the six months ended May 31, 2001 from $14.2 million in the six months ended May 31, 2000. This decrease was primarily due to decreased net sales but was also attributable to the inclusion of approximately $400,000 in restructuring costs associated with our actions to streamline operations and improve efficiencies. Cost of goods sold as a percentage of net sales increased to 62.0% in the six months ended May 31, 2001 from 55.1% in the six months ended May 31, 2000. In connection with our shift in focus, we may enter into agreements to license technology from other companies. As a result of these agreements, cost of goods sold could vary from historical patterns.

    Gross Profit.  As a result of the above factors, gross profit decreased by $3.6 million to $8.0 million in the six months ended May 31, 2001 from $11.6 million in the six months ended May 31, 2000. Gross profit as a percentage of net sales decreased to 38.0% in the six months ended May 31, 2001 from 44.9% in the six months ended May 31, 2000. This decrease was also primarily due to a software licensing sale in the six months ended May 31, 2000.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $1.4 million or 20.6% to $7.9 million in the six months ended May 31, 2001 from $6.6 million in the six months ended May 31, 2000. This increase was due primarily to additional operating expenses of $343,000 as a result of our acquisitions and an increase of $957,000 due to increases in personnel, promotions and other expenses associated with our shift in focus and restructuring costs. Selling, general and administrative expenses as a percentage of net sales increased to 37.7% in the six months ended May 31, 2001 from 25.5% in the six months ended May 31, 2000, due to our acquisition strategy and our associated growth requirements. In connection with our shift in focus, we intend to continue to invest in marketing expenditures, increase the size of the sales force, and add technical resources as required. As a result of these expenditures and hiring initiatives, we expect selling, general and administrative expenses to continue to exceed historical levels. This forward-looking statement will be impacted by the timing and amount of these expenditures, our ability to attract and retain sales and marketing personnel and the associated costs of such personnel, and the success of our marketing efforts.

    Research and Development Expenses.  Research and development expenses increased by $1.0 million or 51.1% to $3.0 million in the six months ended May 31, 2001 from $2.0 million in the six months ended May 31, 2000. Of this increase, $229,000 was due to additional research and development expenses as a result of our acquisitions and $771,000 was due to increases in personnel and related costs and restructuring costs . Research and development expenses as a percentage of net sales was 14.3% in the six months ended May 31, 2001 and 7.8% in the six months ended May 31, 2000. In connection with our growth initiatives and efforts to develop new wireless printing technologies, we expect research and development expenses to continue to exceed historical levels as we add additional personnel and incur additional related costs. This forward-looking statement will be impacted by the timing and amount of additional research and development expenditures and our ability to attract and retain research and development personnel and the associated costs of such personnel.

    Amortization of Intangible Assets.  Amortization of intangible assets increased by $218,000 or 51.7% to $640,000 in the six months ended May 31, 2001 from $422,000 in the six months ended May 31, 2000. This increase was the result of increases in the intangible assets associated with our acquisitions.

    Operating Income (Loss).  As a result of the above factors, operating income decreased by $6.2 million to $3.6 million loss in the six months ended May 31, 2001 from $2.6 million in the six months ended May 31, 2000. Operating income as a percentage of net sales decreased to (17.0)% in the six months ended May 31, 2001 from 10.0% in the six months ended May 31, 2000.

    Interest Income.  Interest income decreased by $58,000 to $366,000 in the six months ended May 31, 2001 from $424,000 in the six months ended May 31, 2000. This income was due to our investment of proceeds from our initial public offering. This decrease is the result of reductions in our investment in available-for-sale securities due to an acquisition, our stock repurchase program and working capital requirements.

    Interest Expense.  Interest expense increased by $52,000 to $64,000 in the six months ended May 31, 2001 from $12,000 in the six months ended May 31, 2000. This increase was due to borrowings under our line of credit.

    Income Taxes.  Income taxes decreased to a $1.1 million tax credit in the six months ended May 31, 2001 from a $1.2 million expense in the six months ended May 31, 2000. This decrease is a result of decreased income before income taxes. Income taxes (credits) as a percentage of pretax income (loss) decreased to 34.0% in the six months ended May 31, 2001 from 38.6% in the six months ended May 31, 2000.

Liquidity and Capital Resources

    Prior to our initial public offering in July, 1999, our primary source of liquidity was through cash generated from operations and borrowings under our revolving credit facility and term loans.

    Cash flows used by operating activities were $1.1 million in the six months ended May 31, 2001 compared to $6.3 million provided by operating activities in the six months ended May 31, 2000. This decrease was due primarily to generating a loss of $2.2 million in 2001 compared to income of $1.8 million in 2000 and an increase in inventories and a decrease in accounts payable and accrued expenses, offset by a decrease in accounts receivable, the income tax receivable and prepaid expenses. The accounts receivable decrease resulted primarily from collections. The increase in inventories resulted primarily from purchases of printers in anticipation of model changes and anticipated sales of connectivity and wireless products.

    Cash flows provided by investing activities were $400,000 in the six months ended May 31, 2001 compared to $4.7 million used in the six months ended May 31, 2000. Included in cash flows provided by investing activities in the six months ended May 31, 2001 was $2.5 million in net sales of available-for-sale securities. This cash in flow was offset by $2.1 million used for an acquisition of a business, equipment and leaseholds and other assets. In connection with split-dollar life insurance arrangements with our majority shareholders, we have agreed to pay the underlying life insurance premiums as a condition of continued employment. Annual premiums on these policies are approximately $428,000 per year.

    Cash flows used in financing activities were $809,000 in the six months ended May 31, 2001 compared to cash flows provided by financing activities of $317,000 in the six months ended May 31, 2000. Included in cash flows used in financing activities in the six months ended May 31, 2001 was $900,000 in net borrowings and proceeds from issuance of common stock offset by $1.7 million used for the reduction of checks issued not presented for payment and the purchase of treasury stock.

    We currently have a $5.0 million general line of credit and a $10.0 million acquisition line of credit with Comerica Bank—California. Both lines of credit are secured by substantially all of our assets and are subject to certain financial covenants. In connection with the general line of credit agreement, we have a $650,000 standby letter of credit sublimit agreement of which $80,000 was outstanding at May 31, 2001. As of May 31, 2001, $775,000 was outstanding against the general line of credit and no borrowings were outstanding against the acquisition line of credit and $4,145,000 was available under the general line of credit and all $10.0 million was available under the acquisition line of credit. The acquisition line of credit expires on October 1, 2001. The general line of credit has no expiration date.

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

    In March 2001, Troy established a stock repurchase program under which Troy's common stock, with an aggregate market value up to $4.0 million, may be acquired in the open market. As of July 13, 2001, Troy has purchased approximately 254,000 shares of common stock in the open market, at an average price of $3.61 per share, under the stock repurchase program. Approximately $3.1 million remains available for future common stock repurchases.

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

    We do not utilize derivative financial instruments. Accordingly, our exposure to market risk is through our investments in available-for-sale securities and our bank debt which bears interest at variable rates. Available-for-sale securities consist of corporate debt securities. Approximately all of these securities have contractual maturity dates of up to one year. At May 31, 2001, market values approximated carrying values. Due to the short-term maturities of these securities, management believes that there is no significant market risk. At May 31, 2001, we had approximately $8.3 million in cash, cash equivalents and investments in available-for-sale securities, and, accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the annual amount of interest earned of $83,000. The bank debt is a revolving line of credit. All borrowings bear interest based upon the reference rate per annum as announced by the bank (7.0% at May 31, 2001) less 0.25%. At May 31, 2001, there was $775,000 outstanding under the line of credit agreement and, accordingly, a sustained increase in the reference rate of 1% would cause an increase in the annual amount of interest expense of $8,000.

PART II: OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

    Not applicable.

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Our Annual Meeting of Stockholders was held on April 5, 2001. The following individuals were elected at the Annual Meeting as Directors of the Company to serve until the next annual meeting or until their respective successors are elected and qualified. Shares voted in favor of these Directors and shares withheld were as follows:

Director	Shares For	Shares Withheld
Patrick J. Dirk	9,739,229	14,661
Brian P. Dirk	9,738,801	15,089
Robert S. Messina	9,738,801	15,089
Norman B. Keider	9,746,292	7,598
John B. Zaepfel	9,746,920	6,970
William P. O'Reilly	9,743,705	10,185
Gene A. Bier	9,743,720	10,170
Dr. Harold L. Clark	9,746,292	7,598

    Shareholders ratified the appointment of McGladrey & Pullen, LLP as the Company's independent auditor for the fiscal year ending November 30, 2001, with shares voted as follows:

Shares For: 9,745,685	Shares Against: 3,780
Shares Abstaining: 4,425

ITEM 5—OTHER INFORMATION

    None.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

Exhibit Number	Description
None.
  (b)
  Reports on Form 8-K

      None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TROY GROUP, INC.
July 16, 2001	By:	/s/ PATRICK J. DIRK
Patrick J. Dirk Chairman, President and Chief Executive Officer
	By:	/s/ DEL L. CONRAD
Del L. Conrad Chief Financial Officer

QuickLinks

TROY GROUP, INC. Quarterly Report on Form 10-Q for the Quarterly Period Ended May 31, 2001
INDEX
PART I: FINANCIAL INFORMATION
  ITEM 1—FINANCIAL STATEMENTS
TROY GROUP, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
TROY GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (in thousands, except per share amounts)
TROY GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
TROY GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II: OTHER INFORMATION
  ITEM 1—LEGAL PROCEEDINGS
  ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3—DEFAULTS UPON SENIOR SECURITIES
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5—OTHER INFORMATION
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES