Form 10-Q
period 2001-08-31
TROY GROUP INC
filed 2001-10-15
CIK 1060595

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2001.

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission File Number: 000-24413

TROY GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0807798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2331 South Pullman Street Santa Ana, California (Address of principal executive offices)	92705 (Zip code)

(949) 250-3280
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of October 12, 2001, there were 10,921,032 shares of our common stock outstanding.

TROY GROUP, INC.
Quarterly Report on Form 10-Q for the
Quarterly Period Ended August 31, 2001

INDEX

		Page No.
PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets August 31, 2001 and November 30, 2000	3
	Consolidated Statements of Operations for the Three Months and Nine Months ended August 31, 2001 and August 31, 2000	4
	Consolidated Statements of Cash Flows for the Nine Months ended August 31, 2001 and August 31, 2000	5
	Notes to Consolidated Financial Statements	6-11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
PART II: OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 2.	Changes in Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19

PART I: FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

TROY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	August 31, 2001	November 30, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,178	$2,090
Investment in available-for-sale securities	4,482	9,953
Accounts receivable, less allowance for doubtful accounts of $660 and $684, respectively	9,774	10,480
Income tax refund receivable	234	476
Inventories	7,841	6,242
Prepaid expenses and other	626	566
Deferred tax assets	1,313	1,313

Total current assets	27,448	31,120
Equipment and leasehold improvements, net	2,374	2,040
Other assets	9,934	9,415

Total assets	$39,756	$42,575

Liabilities and Stockholders' Equity
Current liabilities:
Checks issued not yet presented for payment	$75	$855
Current portion of long-term debt	59	59
Accounts payable	2,963	2,424
Accrued expenses	2,870	2,659
Deferred service revenue	277	220

Total current liabilities	6,244	6,217

Long-term debt, net of current portion	222	272

Deferred tax liabilities	383	471

Stockholders' equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued and outstanding 2001 10,921,032 shares; and 2000 10,880,764 shares	109	109
Preferred stock, no par value, authorized 5,000,000 shares, issued none	—	—
Additional paid-in capital	20,964	20,808
Retained earnings	12,752	14,698

	33,825	35,615
Less cost of treasury stock—254,120 common shares in 2001 and none in 2000	918	—

Total stockholders' equity	32,907	35,615

Total liabilities and stockholders' equity	$39,756	$42,575

See Notes to Consolidated Financial Statements.

TROY GROUP, INC.
CONSOLIDATED STATEMENTS
OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	August 31, 2001	August 31, 2000	August 31, 2001	August 31, 2000
Net sales	$13,674	$14,183	$34,783	$39,989
Cost of goods sold	8,161	8,620	21,243	22,838

Gross profit	5,513	5,563	13,540	17,151

Operating expenses:
Selling, general and administrative	3,584	4,072	11,533	10,663
Research and development	1,379	1,053	4,400	3,052
Amortization of intangible assets	320	315	960	737

Operating income (loss)	230	123	(3,353)	2,699
Interest income	102	209	468	634
Interest expense	(28)	(1)	(92)	(13)

Income (loss) before income taxes (credits)	304	331	(2,977)	3,320
Provision for income taxes (credits)	84	115	(1,031)	1,269

Net income (loss)	$220	$216	$(1,946)	$2,051

Net income (loss) per share:
Basic	$.02	$.02	$(.18)	$.19

Diluted	$.02	$.02	$(.18)	$.18

Weighted-average shares outstanding:
Basic	10,667	10,893	10,816	10,803

Diluted	10,803	11,395	10,816	11,511

See Notes to Consolidated Financial Statements.

TROY GROUP, INC.
CONSOLIDATED STATEMENTS
OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	August 31, 2001	August 31, 2000
Cash flows from operating activities:
Net income (loss)	$(1,946)	$2,051
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,538	1,190
Provision (recovery) for doubtful accounts	(24)	504
Deferred taxes	(88)	—
Accretion of investment discounts	(314)	—
Changes in working capital components, net of effects from acquisition of companies
(Increase) decrease in:
Accounts receivable	730	2,647
Income tax refund receivable	241	—
Inventories	2	(940)
Prepaid expenses and other	(60)	(494)
Increase (decrease) in:
Accounts payable	538	1,060
Accrued expenses	86	731
Income taxes payable	—	(486)
Deferred service revenue	57	2

Net cash provided by operating activities	760	6,265

Cash flows from investing activities:
Acquisition of businesses	(1,980)	(3,240)
Purchase of equipment and leasehold improvements	(866)	(437)
Purchase of available-for-sale securities	(3,363)	(7,821)
Maturities of available-for-sale securities	9,148	10,840
Increase in other assets, net	(1,021)	(1,080)

Net cash provided by (used in) investing activities	1,918	(1,738)

Cash flows from financing activities:
Payments on notes payable	(50)	(273)
Decrease in checks issued not presented for payment	(780)	—
Proceeds from issuance of common stock	158	574
Purchase of treasury stock	(918)	—

Net cash provided by (used in) financing activities	(1,590)	301

Net increase in cash and cash equivalents	1,088	4,828
Cash and cash equivalents, beginning of period	2,090	4,783

Cash and cash equivalents, end of period	$3,178	$9,611

See Notes to Consolidated Financial Statements.

TROY GROUP, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(unaudited)

Note 1. Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended August 31, 2001 are not necessarily indicative of the results that may be expected for the year ended November 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for its fiscal year ended November 30, 2000 (File No. 000-24413).

    Certain reclassifications have been made to the August 31, 2000 consolidated income statement and segment information to conform to the August 31, 2001 presentation with no effect on net income or stockholders' equity.

Note 2. Inventories

    Inventories consisted of the following as of August 31, 2001 and November 30, 2000 (amounts in thousands):

	August 31, 2001	November 30, 2000
Raw materials	$4,493	$4,016
Work-in-process	675	150
Finished goods	2,673	2,076

Total	$7,841	$6,242

Note 3. Investment in Available-for-sale Securities

    As of August 31, 2001, the Company had approximately $4.5 million in corporate debt securities with contractual maturity dates of up to one year, which management has determined should be classified as available-for-sale. Market values approximated carrying values. Accordingly, no unrealized gains or losses were recorded at August 31, 2001. There were no gains or loss recognized for the nine months ended August 31, 2001 or August 31, 2000.

Note 4. Stock Option and Stock Warrant Plans

    During the nine months ended August 31, 2001, the Company granted options to acquire 402,500 shares of common stock at a weighted-average exercise price of $3.92 per share and 274,000 options were forfeited at a weighted-average exercise price of $6.78 per share. The following is a summary of total outstanding options and stock warrants at August 31, 2001:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Number of Options	Weighted-Average Exercise Price
$2.94-4.47	494,166	$3.82	8.1 years	120,905	$3.52
$6.31-8.75	1,288,000	$7.12	8.0 years	500,250	$7.03
$13.16-14.25	25,000	$13.38	8.3 years	—	—

	1,807,166			621,155

    At August 31, 2001, there were 1,015,841 shares remaining available for grant under the Company's option plans.

Note 5. Net Income (Loss) Per Share

    The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended		Nine months ended
	August 31, 2001	August 31, 2000	August 31, 2001	August 31, 2000
	(amounts in thousands, except per share data)		(amounts in thousands, except per share data)
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$220	$216	$(1,946)	$2,051

Denominator:
Denominator for basic net income (loss) per share—weighted-average shares outstanding	10,667	10,893	10,816	10,803
Effect of employee stock options and warrants	136	502	—	708

Denominator for diluted net income (loss) per share	10,803	11,395	10,816	11,511

Net income (loss) per share:
Basic	$0.02	$0.02	$(0.18)	$0.19

Diluted	$0.02	$0.02	$(0.18)	$0.18

    If the Company would have generated net income for each quarter in the nine months ended August 31, 2001, then the denominator for diluted net income per share would have been 10,938,000, after adjusting the basic weighted-average shares outstanding by 122,000 shares for the effect of stock options and warrants.

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

Extended Systems Incorporated

    On May 31, 2001, the Company acquired certain assets and assumed certain liabilities of Extended Systems Incorporated, a print server manufacturer, in exchange for $1,672,000 in cash and $433,000 in direct expenses. The total acquisition cost was $1,980,000 and was preliminarily allocated as follows:

Inventories	$1,600,000
Equipment	46,000
Intangible assets, including manufacturing process, customer list and core technology	459,000
Current liabilities assumed	(125,000)

$1,980,000

    The acquisition has been accounted for as a purchase and results of operations of Extended Systems Incorporated, since the date of acquisition, are included in the Company's consolidated financial statements.

    Pro Forma consolidated results of operations for the nine months ended August 31, 2001 and 2000 as though American Development, Inc., CableNet Technologies and Extended Systems Incorporated had been acquired as of December 1, 1999 are as follows (amounts in thousands, except per share data):

	Nine Months Ended
	August 31, 2001	August 31, 2000
Sales	$41,879	$53,755

Net income (loss)	$(1,788)	$1,518

Net income (loss) per share:
Basic	$(0.17)	$0.14

Diluted	$(0.17)	$0.13

    The above amounts reflect pro forma adjustments for amortization of intangibles and number of shares outstanding. This pro forma financial information does not purport to be indicative of the results of operations had the American Development, Inc., CableNet Technologies and Extended Systems Incorporated acquisition actually taken place at the earlier date.

Note 7. Segment Information

    The following tables summarize revenues and net income (loss) by operating segment and unallocated corporate for the three and nine months ended August 31, 2001 and August 31, 2000:

	Three months ended		Nine months ended
	August 31, 2001	August 31, 2000	August 31, 2001	August 31, 2000
	(amounts in thousands)		(amounts in thousands)
Revenues:
Financial Payments Group	$9,623	$11,482	$26,495	$31,292
Wireless and Internet Connectivity Group	4,157	2,882	8,510	9,185
Less intersegment revenue	106	181	222	488

	$13,674	$14,183	$34,783	$39,989

Net income (loss):
Financial Payments Group	$1,228	$774	$1,630	$2,733
Wireless and Internet Connectivity Group	(328)	(166)	(1,331)	994
Unallocated Corporate	(680)	(392)	(2,245)	(1,676)

	$220	$216	$(1,946)	$2,051

	August 31, 2001	November 30, 2000
Segment Assets:
Financial Payments Group	$10,718	$14,516
Wireless and Internet Connectivity Group	2,445	3,434
Unallocated Corporate	27,609	25,626

	$40,772	$43,576

    The following schedule is presented to reconcile August 31, 2001 and November 30, 2000 segment assets to the amounts reported in the Company's consolidated financial statements.

	August 31, 2001	November 30, 2000
Total Assets of Reportable Segments	$40,772	$43,576
Intersegment Receivables	(59)	(44)
Investment in Subsidiaries	(957)	(957)

Consolidated assets	$39,756	$42,575

Note 8. Cash Flow Information

    Supplemental disclosure of cash flow information

	Nine months ended
	August 31, 2001	August 31, 2000
	(amounts in thousands)
Cash paid during the period for:
Interest	$92	$13

Income taxes	$81	$1,855

Supplemental schedule of noncash investing and financing activities
Purchase of businesses:
Total purchase price	$1,980	$5,740
Less fair value of common stock and stock warrants issued in connection with the acquisition	—	2,500

Cash purchase price	$1,980	$3,240

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

    Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. These risks and uncertainties include the growth in acceptance of TROY's electronic payment solutions by online brokerage firms, e-merchants and other bill payment applications; the timely and successful development and integration of the Bluetooth and other wireless standards; the market acceptance of products incorporating wireless printing technologies; the ability to continue to develop and market other electronic payment, networked computer payment and wireless and Internet connectivity technologies; TROY's ability to refocus its management and resources on these emerging technologies; the ability to hire and retain qualified management, technology and other personnel; the impact of competition from existing and new technologies and companies; the ability to identify and assimilate acquired companies and technologies; the continued demand for printed financial documents; and other factors.

    We own or have rights to trademarks that we use in connection with the sale of our products. Troy®, Sharespool®, Extendnet®, Sharelink®, Extendhub®, eCheck Secure™, PrintraNet™, TROYmark™, StarACH™, ExtendedLink™, PocketPro™, PocketPrint Server™, SerialLink™, Status 3000™, PrintTRAK™, ExtendView™, NetworkAlert™ and WindConnect™, WindPort™ and EtherWind™ are among the trademarks that we own.

Background

    We are a leading worldwide provider of financial payment solutions. Our software, firmware and hardware solutions enable businesses to electronically transmit and output financial payment information across computer networks and the Internet.

    Our products consist of financial payment solutions and wireless and Internet connectivity products that serve a wide variety of industries including e-commerce retailers, online brokerages, telecommunications, financial services, insurance, computer hardware, automotive, personnel and others.

    Our financial payment solutions consist of electronic payment solutions and networked computer payment solutions. Our electronic payment solutions enable Internet merchants to accept payments from their customers' checking accounts as an alternative to credit cards. Our networked computer payment solutions include software, firmware, hardware and imaging supplies that enable standard laser printers to print MICR lines, graphics, barcodes and forms and to perform additional functions such as auditing, status checking and security.

    Our wireless and Internet connectivity products enhance the connectivity of devices that transmit information over computer networks and the Internet.

Overview

    Net sales are generated from the sale of our wireless and Internet connectivity and financial payment solutions and services. We recognize revenue from the sale of our products when the goods are shipped to the customer and we recognize service revenue over the period of the contract on a straight-line basis. All sales are made through purchase orders.

Results of Operations

    The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	August 31, 2000	August 31, 2000	August 31, 2001	August 31, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.7	60.8	61.1	57.1

Gross Profit	40.3	39.2	38.9	42.9
Selling, general and administrative expenses	26.2	28.7	33.1	26.7
Research and development expenses	10.1	7.4	12.6	7.6
Amortization of intangible assets	2.3	2.2	2.8	1.9

Operating income (loss)	1.7	0.9	(9.6)	6.7
Interest income	.7	1.4	1.3	1.6
Interest expense	(0.2)	—	(0.3)	—

Income (loss) before income taxes (credits)	2.2	2.3	(8.6)	8.3
Provision for income taxes (credits)	0.6	0.8	(3.0)	3.2

Net income (loss)	1.6%	1.5%	(5.6)%	5.1%

Three Months Ended August 31, 2001 Compared to Three Months Ended August 31, 2000

    Net Sales.  Our net sales were $13.7 million for the three months ended August 31, 2001, with $9.6 million attributable to financial payment solutions and $4.1 million attributable to wireless and Internet connectivity products and software. Net sales in the three months ended August 31, 2001 decreased by $0.5 million, or 3.6%, from $14.2 million in the three months ended August 31, 2000. This decrease in net sales represents a $2.1 million decrease in sales of our networked computer payment solutions. This decrease was partially offset by an increase of $1.4 million in sales of our wireless and Internet connectivity products and software and an increase of $0.2 million in sales of our electronic payment solutions. Net sales were not significantly affected by price changes. The decrease in our net sales for the three months ended August 31, 2001, as compared to net sales for the three months ended August 31, 2000, can be attributed to a reduction in demand as a result of weak economic conditions and the implementation of our strategy to shift our focus away from our established networked computer payment solutions and toward our electronic payment solutions and wireless and Internet connectivity products and software. To the extent that our mix of revenue sources shifts toward sales of wireless and Internet connectivity products and technology licenses, our net sales could vary from historical patterns.

    Cost of Goods Sold.  Cost of goods sold decreased by $400,000 or 5.3% to $8.2 million in the three months ended August 31, 2001 from $8.6 million in the three months ended August 31, 2000. This decrease was primarily due to decreased net sales but was also attributable to our actions to streamline operations and improve efficiencies. Cost of goods sold as a percentage of net sales decreased to 59.7% in the three months ended August 31, 2001 from 60.8% in the three months ended August 31, 2000. In connection with our shift in focus, we may enter into agreements to license technology from other companies. As a result of these agreements, cost of goods sold could vary either upwards or downwards from historical patterns.

    Gross Profit.  As a result of the above factors, gross profit decreased by $100,000 to $5.5 million in the three months ended August 31, 2001 from $5.6 million in the three months ended August 31, 2000. Gross profit as a percentage of net sales increased to 40.3% in the three months ended August 31, 2001 from 39.2% in the three months ended August 31, 2000.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $500,000 or 12.0% to $3.6 million in the three months ended August 31, 2001 from $4.1 million in the three months ended August 31, 2000. This decrease was due primarily to a decrease of $900,000 as a result of our actions to streamline operations and improve efficiencies which was partially offset by an increase in operating expenses of $400,000 as a result of our acquisitions. Selling, general and administrative expenses as a percentage of net sales decreased to 26.2% in the three months ended August 31, 2001 from 28.7% in the three months ended August 31, 2000, as a result of the above factors. In connection with our shift in focus, we intend to invest in marketing expenditures, increase the size of the sales force, and add technical resources as required. As a result of these expenditures and hiring initiatives, we expect selling, general and administrative expenses to exceed historical levels. This forward-looking statement will be impacted by the timing and amount of these expenditures, our ability to attract and retain sales and marketing personnel and the associated costs of such personnel, and the success of our marketing efforts.

    Research and Development Expenses.  Research and development expenses increased by $300,000 or 31.0% to $1.4 million in the three months ended August 31, 2001 from $1.1 million in the three months ended August 31, 2000. This increase was due to increases in personnel and related costs. Research and development expenses as a percentage of net sales was 10.1% in the three months ended August 31, 2001 and 7.4% in the three months ended August 31, 2000. In connection with our growth initiatives and efforts to develop new wireless printing technologies, we expect research and development expenses to exceed historical levels as we add additional personnel and incur additional related costs. This forward-looking statement will be impacted by the timing and amount of additional research and development expenditures and our ability to attract and retain research and development personnel and the associated costs of such personnel.

    We capitalize certain software development costs in accordance with Financial Accounting Standards Board (FASB) Statement No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Under the provisions of FASB No. 86, we capitalize computer software development costs from the point that technological feasibility is established until the time when the product is available for general release to the public. Research and development costs, consisting of software development costs incurred until the point of technological feasibility, are charged to operations when incurred. In connection with our initiatives in wireless connectivity and electronic payment solutions, we capitalized software development costs of $485,000 and $114,000, respectively, during the three months ended August 31, 2001. There were no software development costs capitalized during the three months ended August 31, 2000.

    Amortization of Intangible Assets.  Amortization of intangible assets increased by $5,000 or 1.6% to $320,000 in the three months ended August 31, 2001 from $315,000 in the three months ended August 31, 2000. This increase was the result of increases in the intangible assets associated with our acquisitions.

    Operating Income.  As a result of the above factors, operating income increased by $107,000 to $230,000 in the three months ended August 31, 2001 from $123,000 in the three months ended August 31, 2000. Operating income as a percentage of net sales increased to 1.7% in the three months ended August 31, 2001 from 0.9% in the three months ended August 31, 2000.

    Interest Income.  Interest income decreased by $107,000 to $102,000 in the three months ended August 31, 2001 from $209,000 in the three months ended August 31, 2000. This income was due to our investment of proceeds from our initial public offering. This decrease is the result of reductions in our investment in available-for-sale securities due to our acquisitions, our stock repurchase program and working capital requirements.

    Interest Expense.  Interest expense increased by $27,000 to $28,000 in the three months ended August 31, 2001 from $1,000 in the three months ended August 31, 2000. This increase was due to increased borrowings under our line of credit.

    Income Taxes.  Income taxes decreased to $84,000 in the three months ended August 31, 2001 from $115,000 in the three months ended August 31, 2000. This decrease is a result of decreased income before income taxes and adjustments to reflect our anticipated annual tax rate. Income taxes as a percentage of pretax income decreased to 27.6% in the three months ended August 31, 2001 from 34.7% in the three months ended August 31, 2000.

Nine Months Ended August 31, 2001 Compared to Nine Months Ended August 31, 2000

    Net Sales.  Our net sales were $34.8 million for the nine months ended August 31, 2001, with $26.3 million attributable to financial payment solutions and $8.5 million attributable to wireless and Internet connectivity products and software. Net sales in the nine months ended August 31, 2001 decreased by $5.2 million, or 13.0%, from $40.0 million in the nine months ended August 31, 2000. This decrease in net sales represents a $5.5 million decrease in sales of our networked computer payment solutions, and a decrease of $300,000 in sales of our wireless and Internet connectivity products and software. These decreases were partially offset by an increase of $600,000 in sales of our electronic payment solutions. Net sales were not significantly affected by price changes. The decrease in our net sales for the nine months ended August 31, 2001, as compared to net sales for the nine months ended August 31, 2000, can be attributed to $2.8 million in non-recurring sales of software licenses in the first and third quarters of 2000, a reduction in demand during the nine months ended August 31, 2001 as a result of weak economic conditions and the implementation of our strategy to shift our focus away from our established networked computer payment solutions and toward our electronic payment solutions and wireless and Internet connectivity products and software. In connection with our shift in focus, we may continue to license our software technology to third parties as we consider appropriate. To the extent that our mix of revenue sources continues to shift toward sales of wireless and Internet connectivity products and technology licenses, our net sales could vary from historical patterns.

    Cost of Goods Sold.  Cost of goods sold decreased by $1.6 million or 7.0% to $21.2 million in the nine months ended August 31, 2001 from $22.8 million in the nine months ended August 31, 2000. This decrease was primarily due to decreased net sales but was also attributable to our actions to streamline operations and improve efficiencies. Cost of goods sold include approximately $400,000 in restructuring costs during the second quarter of 2001. Cost of goods sold as a percentage of net sales increased to 61.1% in the nine months ended August 31, 2001 from 57.1% in the nine months ended August 31, 2000. In connection with our shift in focus, we may enter into agreements to license technology from other companies. As a result of these agreements, cost of goods sold could vary either upwards or downwards from historical patterns.

    Gross Profit.  As a result of the above factors, gross profit decreased by $3.7 million to $13.5 million in the nine months ended August 31, 2001 from $17.2 million in the nine months ended August 31, 2000. Gross profit as a percentage of net sales decreased to 38.9% in the nine months ended August 31, 2001 from 42.9% in the nine months ended August 31, 2000.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $800,000 or 8.2% to $11.5 million in the nine months ended August 31, 2001 from

$10.7 million in the nine months ended August 31, 2000. This increase was due primarily to additional operating expenses of $400,000 as a result of our acquisitions and an increase of $400,000 due to increases in personnel, promotions and other expenses associated with our shift in focus and restructuring costs. Selling, general and administrative expenses as a percentage of net sales increased to 33.1% in the nine months ended August 31, 2001 from 26.7% in the nine months ended August 31, 2000, due to our acquisition strategy and our associated growth requirements.

    Research and Development Expenses.  Research and development expenses increased by $1.3 million or 44.2% to $4.4 million in the nine months ended August 31, 2001 from $3.1 million in the nine months ended August 31, 2000. This increase was due to increases in personnel and related costs and restructuring costs. Research and development expenses as a percentage of net sales was 12.6% in the nine months ended August 31, 2001 and 7.6% in the nine months ended August 31, 2000.

    We capitalize certain software development costs in accordance with FASB No. 86. In connection with our initiatives in wireless connectivity and electronic payment solutions, we capitalized software development costs of $485,000 and $377,000, respectively, during the nine months ended August 31, 2001. We may capitalize additional software costs in subsequent periods in connection with the development of enhancements to our wireless connectivity and electronic payment solutions. There were no software development costs capitalized during the nine months ended August 31, 2000.

    Amortization of Intangible Assets.  Amortization of intangible assets increased by $223,000 or 30.3% to $960,000 in the nine months ended August 31, 2001 from $737,000 in the nine months ended August 31, 2000. This increase was the result of increases in the intangible assets associated with our acquisitions.

    Operating Income (Loss).  As a result of the above factors, operating income decreased by $6.1 million to a $3.4 million loss in the nine months ended August 31, 2001 from $2.7 million income in the nine months ended August 31, 2000. Operating income as a percentage of net sales decreased to (9.6)% in the nine months ended August 31, 2001 from 6.7% in the nine months ended August 31, 2000.

    Interest Income.  Interest income decreased by $166,000 to $468,000 in the nine months ended August 31, 2001 from $634,000 in the nine months ended August 31, 2000. This income was due to our investment of proceeds from our initial public offering. This decrease is the result of reductions in our investment in available-for-sale securities due to our acquisitions, our stock repurchase program and working capital requirements.

    Interest Expense.  Interest expense increased by $79,000 to $92,000 in the nine months ended August 31, 2001 from $13,000 in the nine months ended August 31, 2000. This increase was due to temporary borrowings under our line of credit.

    Income Taxes.  Income taxes decreased to a $1.0 million tax credit in the nine months ended August 31, 2001 from a $1.3 million expense in the nine months ended August 31, 2000. This decrease is a result of decreased income before income taxes. Income taxes (credits) as a percentage of pretax income (loss) decreased to 34.6% in the nine months ended August 31, 2001 from 38.2% in the nine months ended August 31, 2000.

Liquidity and Capital Resources

    Prior to our initial public offering in July, 1999, our primary source of liquidity was through cash generated from operations and borrowings under our revolving credit facility and term loans.

    Cash flows provided by operating activities were $760,000 in the nine months ended August 31, 2001 compared to $6.3 million provided by operating activities in the nine months ended August 31,

2000. This decrease was due primarily to generating a net loss of $1.9 million in the nine months ended August 31, 2001 compared to net income of $2.1 million in the nine months ended August 31, 2000 and an increase in prepaid expenses and was offset by a decrease in accounts receivable, income tax receivable and inventories, and increases in accounts payable and accrued expenses. The accounts receivable decrease resulted primarily from collections.

    Cash flows provided by investing activities were $1.9 million in the nine months ended August 31, 2001 compared to $1.7 million used in the nine months ended August 31, 2000. Included in cash flows provided by investing activities in the nine months ended August 31, 2001 was $5.8 million in net sales of available-for-sale securities. This cash in flow was offset by $3.9 million used for an acquisition of a business, equipment and leaseholds and other assets. In connection with split-dollar life insurance arrangements with our majority shareholders, we have agreed to pay the underlying life insurance premiums as a condition of continued employment. Annual premiums on these policies are approximately $428,000 per year.

    Cash flows used in financing activities were $1.6 million in the nine months ended August 31, 2001 compared to cash flows provided by financing activities of $301,000 in the nine months ended August 31, 2000. Included in cash flows used in financing activities in the nine months ended August 31, 2001 was $200,000 in proceeds from issuance of common stock offset by $1.8 million used for the reduction of checks issued not presented for payment, payment on notes payable, and the purchase of treasury stock.

    At August 31, 2001, we had a $5.0 million general line of credit and a $10.0 million acquisition line of credit with Comerica Bank—California. Both lines of credit are secured by substantially all of our assets and are subject to certain financial covenants. In connection with the general line of credit agreement, we have a $650,000 standby letter of credit sublimit agreement of which $80,000 was outstanding at August 31, 2001. As of August 31, 2001, there were no amounts outstanding against the general line of credit or the acquisition line of credit and $4,920,000 was available under the general line of credit and all $10 million was available under the acquisition line of credit. The acquisition line of credit expired on October 1, 2001 and was not renewed. The general line of credit has no expiration date.

    We believe that existing cash balances, cash generated by operating activities and funds available under our credit facility will be sufficient to finance our operating activities for at least the next 12 months. To the extent that the funds generated from these sources are insufficient to finance our operating activities, we would need to raise additional funds through public or private financing. We cannot assure you that additional financing will be available on terms favorable to us, or at all.

    In March 2001, Troy established a stock repurchase program under which Troy's common stock, with an aggregate market value up to $4.0 million, may be acquired in the open market. As of October 12, 2001, Troy has purchased approximately 280,620 shares of common stock in the open market, at an average price of $3.64 per share, under the stock repurchase program. Approximately $3.0 million remain available for future common stock repurchases.

    NEW ACCOUNTING STANDARDS: In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. The Company is in the process of determining the expected impact on earnings and existing goodwill and other intangibles upon adoption which will include the elimination of goodwill amortization and may include additional goodwill impairment. As of August 31, 2001, goodwill totaled $1.3 million and is being amortized over not more than 10 years.

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

    We do not utilize derivative financial instruments. Accordingly, our exposure to market risk is through our investments in available-for-sale securities and our bank debt which bears interest at variable rates. Available-for-sale securities consist of corporate debt securities. These securities generally have contractual maturity dates of up to one year. At August 31, 2001, market values approximated carrying values. Due to the short-term maturities of these securities, management believes that there is no significant market risk. At August 31, 2001, we had approximately $7.7 million in cash, cash equivalents and investments in available-for-sale securities, and, accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the annual amount of interest earned of $77,000. The bank debt is a revolving line of credit. All borrowings bear interest based upon the reference rate per annum as announced by the bank (5.5% at August 31, 2001) less 0.25%. At August 31, 2001, there were no amounts outstanding under the line of credit agreement and, accordingly, a sustained increase in the reference rate of 1% would cause no increase in the annual amount of interest expense.

PART II: OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

    Not applicable.

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5—OTHER INFORMATION

    None.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

Exhibit Number	Description
None.
  (b)
  Reports on Form 8-K

    On June 14, 2001, Troy filed a Current Report on Form 8-K regarding the acquisition of the printing solutions operations of Extended Systems Incorporated. On August 14, 2001, Troy filed an amendment to its Current Report on Form 8-K to include financial statements and pro forma financial information.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TROY GROUP, INC.
October 12, 2001	/s/ PATRICK J. DIRK Patrick J. Dirk Chairman, President and Chief Executive Officer
/s/ DEL L. CONRAD Del L. Conrad Chief Financial Officer

QuickLinks

INDEX
PART I: FINANCIAL INFORMATION
  ITEM 1—FINANCIAL STATEMENTS
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