Form 10-K405
period 2001-11-30
TROY GROUP INC
filed 2002-02-28
CIK 1060595

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                             -----------------------

                                    FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2001

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

                          COMMON STOCK, $.01 PAR VALUE

                               -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of February 1, 2002, 10,959,657 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Registrant's outstanding common stock as of that date (based upon the last sale price of a share of common stock on that date reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was $20,212,239.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its 2002 Annual Meeting to be held on April 11, 2002.

================================================================================

                                TABLE OF CONTENTS

Item 1.    BUSINESS..............................................................................1
           General...............................................................................1
           Organization and Development of Business..............................................2
           Products..............................................................................3
           TROY Systems..........................................................................3
           TROY Wireless.........................................................................6
           Business Strategies...................................................................9
           Research and Product Development.....................................................11
           Support Services.....................................................................11
           Sales and Marketing..................................................................11
           Strategic Relationships..............................................................12
           Competition..........................................................................13
           Intellectual Property................................................................15
           Environmental and Regulatory Matters.................................................15
           Employees............................................................................16

Item 1A.   CERTAIN IMPORTANT FACTORS............................................................16

Item 2.    PROPERTIES...........................................................................20

Item 3.    LEGAL PROCEEDINGS....................................................................20

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................20

Item 4A.   EXECUTIVE OFFICERS OF TROY GROUP.....................................................21

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS..................................................................22

Item 6.    SELECTED FINANCIAL DATA..............................................................23

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS............................................................24
           Background...........................................................................24
           Overview.............................................................................24
           Results of Operations................................................................25
           Fiscal Year Ended November 30, 2001 Compared to Fiscal Year Ended November 30, 2000..25
           Fiscal Year Ended November 30, 2000 Compared to Fiscal Year Ended November 30, 1999..28
           Backlog..............................................................................29
           Liquidity and Capital Resources......................................................29
           Recently Issued Accounting Standards.................................................30

Item 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................30

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................32



Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.............................................................33

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................33

Item 11.   EXECUTIVE COMPENSATION...............................................................33

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...........................................................................33

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................33

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.............................................................................34

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL IN NATURE, PARTICULARLY THOSE THAT UTILIZE TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "ANTICIPATES," "ESTIMATES," "BELIEVES," OR "PLANS," OR COMPARABLE TERMINOLOGY, ARE FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS.

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

         We own or have rights to trademarks that we use in connection with the sale of our products. TROY(R), eCheck Secure(TM), PrintraNet(TM), TROYmark(TM), StarACH(TM), Etherwind(TM), Windconnect(TM), Windport(TM), EtherSync(TM), Exact MICR Technology(TM) (ExMT(TM)) and Exact Positioning Technology(TM) (ExPT(TM)) are among the trademarks that we own. This report also makes reference to trademarks and trade names of other companies.

                                     PART I
                            ------------------------

ITEM 1.  BUSINESS

GENERAL

         TROY Group, Inc. is a leading worldwide provider of enterprise output solutions. For the past three years the Company has been expanding beyond its core business in digital check printing systems and related consumables by developing electronic payment systems and wired and wireless networking solutions. Most of this new product expansion was accomplished through the acquisition and further investment in five small technology companies. These acquisitions have been organized under the Company's two primary business segments: TROY SYSTEMS AND TROY WIRELESS.

         TROY SYSTEMS provides state-of-the-art payment systems ranging from high security digital check printing systems to electronic payment and funds transfer solutions. Our systems are used to transfer monies between bank accounts using paper checks or electronic ACH (Automated Clearing House) processes. Our products provide our customers with payment solutions that offer security, speed, flexibility and efficiency. Ameritrade, Inc., AT&T Corporation, Bank of America Corporation, Eastman Kodak Company, Farmers Group, Inc. (Farmers Insurance), Fidelity Investments, Ford Motor Company, IBM, Manpower Inc., Morgan Stanley Dean Witter & Co., CSFBdirect, Track Data, Mr. Stock, Wal-Mart Stores, Inc., Wells Fargo & Company, Comerica Bank, Red Cross, G.E. Capital Ireland and Ford Credit Europe are among the TROY customers that purchased products during the last 12 months.

         TROY WIRELESS provides hardware and software solutions that enable enterprises to share intelligent devices like printers either wirelessly or using traditional networks. We have been a premiere supplier of hardwired network printing solutions since 1991. Our wireless products allow a wide range of devices to exchange information via BLUETOOTH(TM) and 802.11b short-range radio connections. Brother Industries, Ltd., Sony Corporation, Seiko Epson Corporation and DaimlerChrysler AG are among the TROY Wireless customers that have purchased products during the last 12 months.

         We serve a wide variety of industries including financial services, insurance, telecommunications, computer hardware, automotive, personnel, government and others. We distribute our solutions around the world and market our products through a direct sales force and a network of distributors and value-added resellers. More than 5,000 active customers purchase our products and services.

ORGANIZATION AND DEVELOPMENT OF BUSINESS

         TROY Group, Inc. is the result of various mergers and acquisitions by a company originally founded in 1982. The founding Company adopted the TROY Group name and incorporated in California in 1996 and reincorporated in Delaware in May 1998. Today, we are organized into two business segments, TROY Systems and TROY Wireless.

         In October 1998, we merged XCD Incorporated, a leading supplier of network connectivity solutions, into our subsidiary TROY Wireless Company, formerly TROY XCD, Inc. This subsidiary is now a part of TROY Wireless.

         In May 1999, we acquired the remaining outstanding shares of Telgate Systems, Inc. (formerly Telgate Equipment Corporation), a Canadian software development company. This subsidiary is responsible for the ongoing technical development and support for our electronic check and software products and is now a part of TROY Systems.

         In February, 2000, we acquired American Development (AMDev), Inc., an ACH (Automated Clearing House) software development and processing company. TROY Financial Services, Inc.'s, formerly TROY AMDev, ACH products integrate with electronic checks to broaden our offering of e-commerce payment solutions. This subsidiary is now a part of TROY Systems.

         In May, 2000, we acquired CableNet Technologies, a North Carolina based company which specializes in printer enhancement and connectivity technology, enhancing our technology platform to include IBM mainframe and midrange connectivity capabilities, as well as security and forms management products. CableNet is now part of TROY Wireless.

         In May 2001, we acquired the printing solutions operations of Extended Systems Incorporated, significantly enhancing our distribution capabilities, technology portfolio and customer base in this area of our business. This business line is now a part of TROY Wireless.

         Our principal executive offices are located at 2331 South Pullman Street, Santa Ana, California 92705, and our telephone number at that location is (949) 250-3280.

         Information regarding our reportable business segments, major customers and geographical information is contained in Note 13 to our financial statements on pages F-19 to F-22 of this report, and is incorporated in this item by reference.

PRODUCTS

         TROY SYSTEMS

         TROY Systems provides state-of-the-art payment systems ranging from high security digital check printing systems to electronic payment and funds transfer solutions. Our systems are used to transfer monies between bank accounts using paper checks or electronic ACH processes. Our products provide our customers with payment solutions that offer security, speed, flexibility and efficiency.

           Over the past decade there has been a dramatic shift from mainframe computer systems to networked computing environments. Due to this fundamental shift in the way corporations store and manage financial payment data, IT departments are now faced with the challenge of providing users with secure methods to make financial payments remotely and maintain control over cash. The Company, through its MICR desktop check printing system, was the first to develop a technology to effectively distribute payments electronically to multiple end-users both within and outside an organization.

         The emergence and adoption of enterprise-wide and web-based software applications is also changing the way organizations generate and securely distribute financial payments. Although many software applications include basic financial reporting functionality, they generally do not adequately address an enterprise's need to electronically transmit and output financial payments across networked computing environments or the Web. TROY Systems is focused on secure payment systems for back office processing as well as web, stand-alone or networked payment initiation.

         We have been experts in the payment systems marketplace since 1971 and our experience has helped make us a worldwide leader in secure financial payment systems. Today, our services include a full array of secure payment solutions capable of addressing both print and electronic situations. TROY System's products are now organized into two product groups: Electronic Payment Software/Processing and Digital MICR Check Print Systems and related supplies and services.

         ELECTRONIC PAYMENT SOFTWARE/PROCESSING

         The growth of the Internet and the accompanying rapid rise in electronic payments continues. The Gartner Group predicts that by 2004, "the Internet will become the predominant mechanism for conducting business, whether it be business-to-consumer or business-to-business." Further, the electronic payments market continues to expand. Forrester Research estimated over $6.8 trillion in electronic payments by 2004. The ongoing transition from "information only" to "e-commerce enabled" web sites is accelerating. Today, online merchants require a variety of electronic payment options to compete in the fast-moving Internet marketplace.

         We have developed an expertise in electronic payment processing, primarily by Automated Clearing House (ACH) through the Federal Reserve. Our systems, products and services all support this rapidly growing financial settlement process, which is at the root of virtually every commercial online transaction. According to the National Automated Clearing House Association (NACHA), the national organization of over 12,000 ACH system participants settle over six billion payment transactions each year. We have a product/service set that serves both bank and commercial customers.

         Our bank systems are:

            o VIP and NOVA are our Windows-based ACH software systems for small and medium transaction originators. These systems support the requirements of financial institutions for in-house processing of ACH items. These systems provide a simple, inexpensive solution to banks, credit unions and savings & loans upgrading from manual Fedline entry of ACH transactions.

            o StarACH, which we launched in April 2001 at the NACHA payments conference, is our newest Windows-based ACH software product. StarACH is an enterprise-class, Internet-ready system capable of high-speed processing. It provides the latest alternative to the legacy mainframe-based ACH systems that are still being used by most banks.

         Our commercial systems are:

            o AutoDraftCP is our desktop ACH origination system for corporate users in networked or standalone situations. This software system provides a full array of ACH transaction types, simplified database entry and management as well as NACHA file formatting. Batch transaction files are transmitted to the bank or to our Nashville Data Center for TROY ACH processing. AutoDraftCP is a flexible, inexpensive solution to electronic payments, collections, payroll and other disbursements.

            o ECheck Secure(TM)is our hosted online check service for web merchants and online brokerage firms. ECheck Secure features an interactive, real-time link with a leading check verification service for data validation. In 2001, we enhanced ECheck to add "Returning Customer" which allows users to save banking data for future use. Our highest volume clients enjoy the convenience this provides to their valued customers. ECheck Secure continues to be very popular with online brokers in funding new accounts. We have further expanded our services to provide enhanced services to utilities and online merchants. We are continuing to develop new tools, methods and services to support the rapid, ongoing changes associated with Internet commerce. In addition to our original service, which allows consumers to send a MICR-encoded check remotely over the Internet for printing at the biller's or merchant's site, ECheck Secure now supports ACH settlement. Consumers may use ECheck Secure to avoid credit card fees or interest, to control household spending from a single checking account, engage in transactions for which they have ready funds in their checking accounts but insufficient availability on their credit cards, or for any of a number of other reasons, as long as they choose a merchant, stockbrokerage or other payee that is ECheck Secure-enabled. ECheck Secure provides a competitive advantage to businesses that wish to offer their customers and prospective customers instant, secure transaction capabilities regardless of the customer's ability or desire to use credit cards. When coupled with the variety of risk management services provided by third parties and our sophisticated back-office ECheck Secure reporting, we now provide some of the most secure, fast and convenient methods for online check acceptance.

            o ACH transaction processing services are also provided through our various banking relationships. We utilize direct links to the Federal Reserve. In March 2001, we relocated our Nashville, TN Data Center to a new facility equipped with highly sophisticated operational and security features. Our ACH processing capabilities are used by financial institutions, which outsource this function as their transaction volume grows, as well as to commercial customers who transmit ACH-formatted files for Federal Reserve processing. We have recently expanded our ACH processing to include check conversion services for high-volume check-remittance customers. This service utilizes NACHA rules to convert checks to ACH and is particularly attractive to MICR (magnetic ink character recognition) coupon remittance operations such as utilities, cable system operators and sports club billing operations whose receivables involve large numbers of frequent and/or repeated customer or member invoices or statements. The customer's paper check is automatically converted to an ACH transaction, improving settlement, return and reporting capabilities.



         DIGITAL MICR CHECK PRINT SYSTEMS AND RELATED SUPPLIES AND SERVICES

         We began developing MICR check printing systems in 1971 and today we are a leading provider of MICR check printing systems and related supplies. In 1984 we began installing secure payment systems for the U.S. Treasury that are still in operation today. Many of the income tax rebate checks distributed to taxpayers by the Treasury in mid-2001 were printed on TROY payment systems. With the advent of laser technology and networking, we have expanded our products to serve the needs of virtually every business that issues a check.

         Today with our technology, laser printers have the ability to print unique output such as the MICR line on the bottom of a check. MICR lines are printed with a magnetic ink or toner that, when magnetized, emits a magnetic signal that identifies each unique character. If the shape and/or the magnetic properties of the characters do not meet specified standards, the banking system will reject the document, which could cause costly manual handling. Our skill has been to develop printers and supplies that can print high-quality financial documents using blank paper stock. Checks printed on our systems consistently exceed banking standards.

         Our MICR check printing systems include hardware, firmware, software and imaging supplies that provide customers with functions not offered by most major OEMs (original equipment manufacturers). Our technologies enable laser printers to print MICR lines, graphics, bar codes and forms. They also enable a printer to perform other functions not offered by most printer manufacturers, such as auditing, status checking and security. These features increase an enterprise's flexibility and customer service capabilities, eliminate costs associated with forms obsolescence and enhance document security.

         Our strategic alliance with Hewlett-Packard ("HP") provides our customers with all of the benefits of high-quality payment solutions combined with the features, functionality, and reliability provided by HP printers. We offer various levels of high-quality MICR payment solutions based on laser technology. Our laser solutions range in print speeds from 15 to 50 pages per minute and combine laser-quality business documents with high-quality MICR coding.

         Our most advanced printing systems incorporate additional security features such as encryption/decryption, MICR sensors, password protection, key locks, and TROY's exclusive special watermarking technology, TROYmark(TM). This high-quality line of MICR printers is ideal for customers who require a more dedicated and fully secure financial payment solution.

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

         We also offer our own proprietary MICR software solutions that streamline payment processes by printing checks with security and ease on blank check stock. Authorized finance, accounts payable and payroll staff can merge accounting data with our software to create and print checks securely and easily from different bank accounts, using multiple signatures, in a one-step process. Our two primary check printing solutions are ChequeScribe I and ChequeScribe II.

            o ChequeScribe I is a 32 bit Windows application used extensively by banks, credit unions and savings & loan branches for on-demand new account check, cashier check, money order or loan payment coupon printing. With ChequeScribe I, customers have immediate access to personalized new account checks, custom loan coupons, and convenient bank payment products.

            o ChequeScribe II Secure is a 32-bit check printing application compatible with Windows, UNIX, AS400 and mainframe-based accounting and payroll systems. ChequeScribe II Secure enables our customers to print checks securely and easily from different bank accounts using multiple signatures in a one-step process. This innovative solution streamlines check payment creation and prints checks on blank check paper with multi-layered security. It is capable of integrating with a wide array of commercial accounting applications, including Great Plains, Peoplesoft, SAP, SunSystems, ACCPAC, Oracle and many more.

         Laser payment solutions require imaging supplies on an ongoing basis. We develop and market imaging supplies that are uniquely formulated for specific output devices. As new output devices are developed, our chemical engineers combine their expertise with our advanced research and development equipment to design proprietary formulations. Our imaging supplies are then produced in a sophisticated, computerized manufacturing facility. We are recognized by our customers as a high-quality developer and manufacturer of proprietary imaging supplies. TROY is the largest MICR toner manufacturer in the USA and precision-manufactures the highest quality MICR toner cartridges for laser printers. We also offer other toners, ribbons and accessories for use with other printing devices. These additional supplies include fluorescent and indelible ribbons, post-encoding ribbons, jumbo rolls, standard toner, paper handling accessories and check security paper. Over 50% of the Company's revenue in fiscal 2001 came from our supplies business.

         In addition, we offer maintenance contracts to our customers on an annual, monthly and hourly basis. A major part of our maintenance work is subcontracted to third party vendors.

TROY WIRELESS

         Our TROY Wireless business segment provides hardware and software solutions that enable enterprises to share intelligent devices like printers either wirelessly or using traditional networks. The company has been a premiere supplier of hardwired network printing solutions since 1991. Our wireless products allow a wide range of devices to exchange information via BLUETOOTH(TM) and 802.11b short-range radio connections. TROY Wireless Products are organized in two product groups: Wireless and Network and Internet Connectivity Products.

WIRELESS PRODUCTS

         Over the past several years, there has been rapid, widespread adoption of various mobile computing technologies. Due to this fundamental shift in the way computer users store and manage data of all kinds, they are now faced with the challenge of outputting data from mobile devices through stationary PC/peripheral configurations and/or local area networks ("LANs") that are not specifically configured to interoperate with the mobile data sources. In this new age of mobile information, there is a rapidly growing need for intelligent devices such as PC's, cellular telephones, Personal Digital Assistants

(PDA's), printers, and digital cameras to exchange information with each other. We provide a wide range of products that enable users of these new devices to print information over wireless networks without the need to install device-specific driver software.

         Our wireless products are hardware and software solutions that address both BLUETOOTH and 802.11b, which are the two emerging industry standards for short-distance wireless communications within a single building. In November 2001, we demonstrated our BLUETOOTH and 802.11b wireless printing and connectivity products at COMDEX. We also announced that we had begun shipments of these products.

         BLUETOOTH is a very low-cost wireless technology that has now been endorsed by over 2,000 companies, including many of the major computer and telecommunications companies. It is especially useful for enabling small, battery-powered mobile devices like cellular telephones to communicate with other mobile or fixed devices at distances up to 10 meters (33.7 feet).

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

         We believe we were the first company in the world to demonstrate a product for PC printing over a BLUETOOTH wireless link, and we believe we were one of the first to ship a BLUETOOTH hardware product with official BLUETOOTH qualification. In August 2001, we began shipping production-level BLUETOOTH wireless print devices. Earlier in the year, we were also selected by Sony Europe to provide BLUETOOTH wireless printer connectivity, teamed with semiconductor manufacturer Atmel to combine TROY's protocol stack with the Atmel BLUETOOTH-qualified baseband chip, and participated in a wireless "Smart Home" demonstration at the COMDEX electronics trade show. This demonstration spotlighted that wireless applications are designed to bring convenience to the home of the future. In addition, we achieved official qualification of our BLUETOOTH Protocol Stack software, which we license to OEMs to aid in their development of new products with full multivendor device interoperability under BLUETOOTH standards. We were also promoted to Associate Member of the BLUETOOTH Special Interest Group under the sponsorship of Intel Corporation, among other achievements in this area.

         Our current BLUETOOTH products include:

            o     WindConnect(TM) Print Adapter.
                  Our 10+ years of experience in printer connectivity solutions has been combined with BLUETOOTH technology into the WindConnect(TM) print adapter. This device can be attached to most printers enabling them to receive data without wires or cables and print from PC's, laptops, PDA's and cellular phones. This BLUETOOTH V1.1 Qualified product features the leading interoperability with the most printers, operating systems, and PCMCIA cards.

            o     WindPort(TM) PC Wireless Card.
                  Our PCMCIA card is a BLUETOOTH qualified solution which provides full BLUETOOTH connectivity to any device with a PCMCIA slot. It is based on the most widely adopted PCMCIA BLUETOOTH platform to ensure maximum interoperability. And it is fully tested and interoperable with TROY's BLUETOOTH devices.

            o     WindStack(TM) Software Stack.
                  We have developed a fully BLUETOOTH 1.1 qualified BLUETOOTH stack for embedded applications. It has been successfully ported to a number of chipset platforms, including TI, Silicon Wave, Atmel, CSR, Ericsson, and Conexant. Written in ANSI C, and developed using a highly modular API structure, it is easily portable and usable.

            o     OEM Modules.
                  We can bring our BLUETOOTH expertise to provide custom embedded solutions to our customer's applications, from middleware/firmware to turnkey hardware/firmware solutions.

         In 2000, we announced an initiative to develop products that address the rapidly growing 802.11b wireless LAN standard. 802.11b, a Wi-Fi standard, is essentially a wireless version of the highly popular Ethernet networking standard, and therefore has become quite popular because of its compatibility with existing applications. Due to our significant experience with wired Ethernet LANs, we believe that we have already developed much of the technology and expertise to be successful in this market. According to Cahners In-Stat, the wireless LAN equipment market is predicted to grow to $3 billion in 2002. In fiscal 2001, we began shipping production-level 802.11b EtherWind and EtherSync wireless print devices, having debuted them at the Networld+Interop trade show in May and demonstrated them along with our BLUETOOTH innovations at COMDEX in mid-November. In related news during the year, we joined the Wireless Ethernet Compatibility Alliance ("WECA"), underlining our commitment to building our industry leadership in wireless innovation under the 802.11b and Wi-Fi standards.

         Our current 802.11 WiFi Products include:

                  o     EtherWind(TM) Wireless Print Server.
                        Our 10+ years of experience in printer connectivity solutions has been combined with 802.11b technology into the EtherWind(TM) wireless print server. It features the broadest support for networking protocol standards, and has full interoperability with the most printers, operating systems, and other 802.11b products (e.g. PCMCIA cards and access points).

                  o     EtherSync(TM) PC Wireless Card.
                        Our EtherSync PC Card works with most laptop computers to deliver high-performance wireless network access and the freedom to print from anywhere within our customer's home or office. Its 11 Mbps data rate enables even the most demanding untethered applications such as large file or image transfers, fast Internet access, and multimedia.

                  o     OEM Modules
                        We can bring our 802.11b expertise to provide custom embedded solutions to our customer's applications, from middleware/firmware to turnkey hardware/firmware solutions.

NETWORK AND INTERNET CONNECTIVITY PRODUCTS

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

         In May 2001, we acquired the printing solutions operations (print servers) of Extended Systems, in an effort to expand our distribution capabilities, technology portfolio and customer base. We are currently marketing these products under the TROY ExtendNet brand.

         Our network and Internet connectivity products include:

                  o     XJet print servers.
                        The XJet Ethernet and Fast Ethernet print servers plug into the internal slot of Hewlett-Packard LaserJet(R) printers.

                  o     Pony and XConnect print servers.
                        The Pony and XConnect print servers support 1, 2, or 4 printers and work on Ethernet and/or Fast Ethernet networks.

                  o     UNA, Turbo Tee, and IPA.
                        The UNA, Turbo Tee, and IPA allow printers to be connected to IBM mainframe computers using such technologies as twinax, coax, Ethernet, and/or IPDS.

                  o     Serial Server.
                        The Serial Server connects a wide range of devices, such as medical instrumentation, numerical control equipment, LED signs, and much more to Ethernet networks.

                  o     Soft Print Server.
                        Soft Print Server is a software solution that can be integrated into our customer's product and provides the same benefits as exist in our hardware solutions. While certain segments of the print server business have become very price competitive and some printer OEMs have elected to incorporate the print server technology inside their printers to reduce the cost, we believe this establishes an opportunity for our Soft Print Server.

                  o     OEM products.
                        TROY develops custom hardware products for OEM applications.

                  o     Specialty Products.
                        TROY also offers products for security, barcode, electronic forms, non-networked printer sharing, and other applications.

         We will be leveraging our current OEM and distribution channels with a continued product improvement strategy, to address the industry trends and leverage our breadth of product line.

BUSINESS STRATEGIES

         Our objective is to expand our expertise as a provider of enterprise output solutions to become a leading worldwide provider of wireless printing solutions and electronic payment systems. Our strategies for achieving this objective include:

         CONTINUING TO DEVELOP AND MARKET WIRELESS SOLUTIONS. We believe the wireless connectivity market represents an area of major growth potential. In order to address this market, we continue to make investments to enhance our wireless products and technology.

         EXPANDING AND SEEKING NEW OEM RELATIONSHIPS. We are aggressively expanding our existing relationships with manufacturers of wireless equipment and related components and seeking new OEM relationships. In the BLUETOOTH and 802.11b wireless markets, we have initially focused on printer manufacturers like Epson, since we have credibility and existing relationships with these companies. In addition, most of our existing network and Internet connectivity firmware and software can also be used in our 802.11b products. Although printer manufacturers remain our primary OEM focus, we will also pursue opportunities in other vertical markets, such as transportation, medical, logistics, and education, where wireless provides a high value proposition. We are also working to aggressively expand our existing OEM relationships and actively seeking new OEM relationships in connection with our growth initiative in electronic payment solutions. We believe that this strategy provides us with the opportunity to expand our market share and maintain and enhance our technological position and expertise. This is our overall objective and is synergistic with our resources and products.

         CONTINUING TO DEVELOP AND MARKET ELECTRONIC PAYMENT SOLUTIONS. Our strategy is to expand our product lines to provide online merchants with bankcard and financial electronic data interchange products that complement our current electronic payment services comprised of ACH payment systems and secure electronic check solutions. This product expansion will ensure that we have a complete service solution for online merchants, coupled with a variety of security and transaction verification options. We are combining our core products, ACH payments and eCheck Secure, with state-of-the-art web bankcard and sophisticated financial electronic data interchange services to meet the market needs for integrated, customized and modular payment solutions. In the payment processing arena, we are broadening our processing portfolio to balance risk management, volume and settlement capabilities to assure competitive, yet low-risk, payment processing products.

         INTRODUCING AND ENHANCING PRODUCTS THROUGH RESEARCH AND DEVELOPMENT. We achieved a leadership position by investing in research and development, introducing higher-quality products and focusing on satisfying the needs of both our OEM customers and end users. We continue to invest in research and development to enhance our current technologies and introduce new products.

         LEVERAGING STRATEGIC ALLIANCES. We currently partner with various software, firmware, hardware and financial service companies in offering solutions that assist us in meeting our customers' financial payment needs. We continue to aggressively pursue new strategic alliances that we believe will enable us to enter new markets, expand our distribution channels and enhance our product and service offerings. We currently have management resources dedicated to developing strategic alliances.

         EXPANDING DISTRIBUTION CHANNELS TO INCREASE OUR FOCUS ON SELLING TO MID-SIZE AND SMALLER BUSINESSES. We believe that an increasing number of small and mid-sized businesses will begin to use networks, the Internet and enhanced financial payment solutions to facilitate their business needs by lowering costs, providing instantaneous access to financial data, and enabling better customer service. The small and mid-sized business market will also be adopting wireless technology and TROY Wireless is positioned with multiple products to provide a complete solution to this market segment, through system integrators, distributors, and with direct marketing to the customer. We continue to expand our distribution channels to increase our sales to these businesses.

         ACQUIRING RELATED BUSINESSES, PRODUCTS AND TECHNOLOGIES. A significant aspect of our growth strategy has been the acquisition of complementary businesses in order to achieve market presence, increase our customer base and expand our product offerings to our customers and business partners. In fiscal 2001, we acquired the printing solutions operations of Extended Systems. We continue to search for such appropriate opportunities. We currently have an experienced team, both internal and external, executing and implementing our acquisition strategy.

         There can be no assurance that we will be successful in pursuing these business strategies, which necessarily involve certain risks (see "Certain Important Factors" as presented on pages 16 to 20).

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

         As of February 1, 2002, we employed approximately 55 persons in our research and development efforts. Our highly trained staff of software, electrical, mechanical and chemical engineers is focusing on principal research and development activities such as:

            o developing software and firmware for BLUETOOTH and Wi-Fi products;

            o     developing electronic payment solutions;

            o developing new products that provide solutions for our strategic business partners;

            o     creating proprietary imaging supplies; and

            o     developing secure printing solutions.

SUPPORT SERVICES

         We offer TECHNICAL SUPPORT, MAINTENANCE AND ON-SITE SERVICES, portions of which are provided by third parties. We provide technical support through a toll-free telephone line from 7:00 AM to 5:00 PM (PST) and through our web sites. We also provide on-site service through yearly maintenance contracts or on a time-and-materials basis.

         In addition to our technical support, maintenance and on-site services, we have maintained the MICR TECHNOLOGY CENTER, a research group dedicated to providing solutions for MICR document processing problems. Members of the testing facility for this research group have the ability to examine all aspects of the MICR printing process to pinpoint where improvements can be made and to ensure the highest-quality MICR line.

SALES AND MARKETING

         Our business segments, TROY Systems and TROY Wireless have independent sales and marketing organizations. They focus on their respective product groups. They are similar in that they market products to Fortune 1000 companies through a direct sales force, and to small and mid-size businesses primarily through a network of distributors and value-added resellers. Our products are represented internationally, primarily through a distributor network.

         Our TROY Systems segment markets check printing solutions to financial services, insurance, telecommunications, computer hardware, automotive, personnel, government and others. We market our electronic payment solutions directly to Internet merchants, and virtually every Internet web site that offers e-commerce is a potential client. Our research has identified several markets that will be targeted on a high-priority basis: business-to-consumer utility companies, and both conventional and online stock brokerage firms. Also, we currently have strong access to many Fortune 1000 companies and to the U.S. Treasury.

         We sell our wireless network and Internet connectivity products through OEM partners, value-added resellers, distributors and directly to corporations. Our OEM customers include companies such as OKI, Monarch, Zebra, Texas Instruments, Epson, Brother, Eastman Kodak, Encad, and Hitachi Koki. We have co-marketing arrangements with Sony Europe, Compaq, and Kyocera. Through our German sales team, we sell directly to major corporations such as Daimler Chrysler and Siemens.

         Our base of more than 5,000 active customers includes e-commerce retail and brokerage firms, financial institutions, insurance companies, payroll processing companies, corporations and government agencies. Ameritrade, Inc., AT&T Corporations, Bank of America Corporation, Brother Industries, Ltd., Eastman Kodak Company, Farmers Group, Inc. (Farmers Insurance), Fidelity Investments, Ford Motor Company, IBM, Manpower Inc., Wells Fargo & Company, Mercedes Benz USA, Comerica Bank, Red Cross, G.E. Capital Ireland and Ford Credit Europe are among the TROY customers that purchased products during the last 12 months.

         We have increased the number of sales and support staff dedicated to recruiting and training additional distributors and value-added resellers. This supports our strategy to sharpen our focus on mid-size and smaller companies that will increasingly use the Internet and networks to facilitate their business needs. We also have management resources dedicated to recruiting and developing new OEM relationships and leveraging strategic alliances in support of our key business strategies.

         We promote our products through our web site, trade shows, advertising and direct marketing materials as well as referrals from our strategic business partners, including Compaq, Texas Instruments, Atmel, Intersil Corporation, HP, IBM, and Standard Register.

STRATEGIC RELATIONSHIPS

         In fiscal year 2001, TROY Wireless continued to establish and enhance relationships with key industry partners. We began shipments of our EtherWind 802.11b print server to Epson as part of an OEM agreement in which EtherWind is bundled with the Epson Stylus C80 inkjet printer. We were selected by Intersil, the leading manufacturer of 802.11b chip technology, to provide consultative and engineering services for Intersil customers as part of its PRISM Partner Initiative program. We announced a relationship with Atmel to build specific BLUETOOTH application software into Atmel's family of Bluetooth baseband controllers. Our WindConnect print adapter was selected by Sony Europe as part of the introduction program for their new Sony Vaio line of BLUETOOTH-enabled notebook computers. WindConnect was also selected by Compaq as the only BLUETOOTH printing device to be listed on its web site. In addition, we partnered with Zebra Technologies, the leading manufacturer of thermal barcode printers, to enable seamless IPDS/AFP printing from IBM AS/400 and mainframe computers. Finally, we further strengthened our relationship with Texas Instruments by developing our CCITT 16- and 32-bit algorithms for their third-party DSP developer's program.

         Our ACH processing business uses links to the Federal Reserve through Pacific Mercantile Bank, First National Bank of Omaha and First Tennessee Bank. In March 2001, we relocated our Nashville, Tennessee Data Center to a new, state-of-the-art facility equipped with highly sophisticated operational and security features. Our ability to provide accurate, timely and complete ACH payment processing services is dependent on our strategic relationships with the banks that provide our access to the Federal Reserve payment system.

         The laser check printer market continues to be an important part of our business, and we are continuing to develop both wireless and wired products to address the needs of the market. Since 1993, we have also maintained a strategic relationship with Hewlett-Packard's various printing groups. In addition, we are a member of Hewlett-Packard's LaserJet Integrated Solutions Partner Support Program (ISPS), a select group of third-party solutions partners. As a member of this group, we work with Hewlett-Packard on architecture issues for new product development. We believe that our relationship with Hewlett-Packard gives us a competitive advantage in marketing our products, primarily because of HP's reputation as the leading provider of laser printers throughout the world.

         We have a joint marketing relationship with IBM, the world leader in the development and manufacture of advanced information technology. In an agreement with TROY, IBM has agreed to purchase from us all of its MICR toner requirements for the IBM 3900, InfoPrint 4000, and the soon-to-be-released IBM 4100 family of high-speed laser printers.

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

COMPETITION

         The market for our products is highly competitive and subject to rapid technological change. We compete principally on the basis of the quality, flexibility, convenience and security of our enterprise output solutions. Overall, we believe that we are well positioned in our industry and compete favorably as a result of:

            o our highly trained team of software, firmware, electrical, mechanical and chemical engineers and programmers;

            o our commitment to understanding the changing needs of our marketplace;

            o     our ability to develop new solutions to meet those needs;

            o     the breadth of our products' features;

            o our reputation for knowledge, technical expertise and professionalism;

            o     the strength and scope of our strategic relationships;

            o     our capable and reliable technical support capabilities; and

            o     a historical and ongoing commitment to quality.

         TROY SYSTEMS

         FINANCIAL SOFTWARE & SERVICES SOLUTIONS. We develop, market and support a variety of software systems. Our key competitors are CheckFree, Politzer & Haney and ACI for ACH processing systems, and Jack Henry for AS400 bank cash management systems. Our software systems have unique features that competitively differentiate them from other providers. We continue to develop enhancements to our core software systems that, we believe, will continue to provide unique capabilities to our software users.

         We are an authorized reseller of Certegy check verification services, formerly Equifax Check Services. Certegy also has other authorized resellers, such as BankServ, Xign and Intellicheck, which provide competitive service offerings. eCheck Secure provides secure online checks and competes with Authorize.net, Deluxe Check, PaybyCheck, Achex and a host of other online check service providers. TROY differentiates itself in real-time verification, coupling a flexible front end with robust back-office reporting.

         We provide ACH processing services to banks and commercial companies. We compete with domestic banks and other third-party electronic payment providers, such as Deluxe Check. ACH processing with the Federal Reserve is a highly standardized service with defined settlement timeframes and established rules. We are an experienced originator, active in NACHA, the national organization of ACH system participants, and are competent in risk management techniques that optimize our use of the settlement system while minimizing our financial risk.

         MICR CHECK PRINTING SOLUTIONS. Our primary competitors in networked computer payment solutions are Source Technologies, Xerox, ACOM Solutions, and Rosetta. We believe that our current relationship with Hewlett-Packard gives us a competitive advantage in the MICR printing market, primarily because of Hewlett-Packard's reputation as the leading provider of laser printers worldwide.

         IMAGING SUPPLIES. We compete in the specialty toner and ribbon market primarily on the basis of quality and service. Color Image is our most significant competitor with respect to our toner products. Our significant competitors with respect to ribbons are Nu-Kote International, Fuji Copian Corporation and Columbia. We position ourselves as a full-service provider, with a pricing strategy that reflects our quality, reliability, precision of formulation and available customer support. We have been able to maintain a leadership position in the MICR printer and imaging supplies business as a result of advanced technological features (including security), higher levels of quality and value-added services.

         TROY WIRELESS

         WIRELESS SOLUTIONS. The BLUETOOTH and 802.11b wireless markets are emerging markets. Our primary competitors in the BLUETOOTH market are MPI, AnyCom and Axis Communications. In addition, HP, NEC and Samsung have delivered BLUETOOTH capabilities on their lines of printers. Our competitors in the 802.11b printer connectivity market are HP, Buffalo, Linksys, D-Link, Sercomm, and Komatsu. Competitors with our expanded 802.11b product line beyond the print server include Cisco, Agere, 3Com, Linksys, D-Link, SMC, Proxim, Symbol, and others. Our primary competitors in the BLUETOOTH software protocol stack market are Extended Systems Inc. and Widcomm Inc. Other competitors include IVT Corporation, Stonestreet One, Inc., and several other smaller companies.

         NETWORK AND INTERNET CONNECTIVITY SOLUTIONS. In the print server market, HP, Intel, Axis, S.E.H., Lantronix, Lexmark and MiLAN offer competing products that are suitable for multiprotocol enterprise network printing applications. There are many other commodity print servers, including very low-cost products, but such commodity print servers are not usually suitable for enterprise networks due to inadequate protocol support and features, limited customer support and low performance. In addition, our support of both PrintraNet and IPP Internet connectivity provides another advantage over most of our competitors. Although Hewlett-Packard makes print servers, we do not generally consider them a direct competitor. This is because we are a Hewlett-Packard partner providing DEC and Banyan VINES connectivity solutions that are not available on Hewlett-Packard products.

INTELLECTUAL PROPERTY

         We have certain proprietary printing system components, manufacturing processes, information, knowledge, trademarks and tradenames. We rely on a combination of patent, trademark, trade secret and other intellectual property laws, nondisclosure agreements with employees and internal confidentiality measures to protect our intellectual property rights and confidential information. We seek patents from time to time on products and processes. The decision to seek additional patents is based on analysis of various business considerations such as the cost of obtaining a patent, the likely scope of patent protection and the benefits of patent protection relative to relying on trade secrets protection and other measures. We also rely on specialized know-how and continuing technological innovation to develop and maintain our competitive position.

         As of February 1, 2002, we held nine United States patents. Our existing patents primarily cover components of our impact printing systems and proprietary consumables. We have also filed applications for one additional United States patent and four foreign patents, which are currently pending. There can be no assurance that our issued patents will provide meaningful protection of our products and technologies. In addition, patent applications can be denied or significantly reduced before issuance. Moreover, there can be no assurance that third parties will not assert intellectual property infringement claims against us or that, if such claims are asserted, we would prevail or be able to obtain any necessary licenses.

         We believe that our proprietary manufacturing processes and techniques, materials expertise and trade secrets may provide us with a competitive advantage as important as, if not more important than, patent protection. We seek to maintain the confidentiality of this proprietary information by requiring employees who have access to proprietary information to sign confidentiality agreements and by limiting its disclosure to outside parties. There can be no assurance, however, that these measures will provide us with adequate protection of our proprietary information or with adequate remedies in the event of unauthorized use or disclosure. In addition, there can be no assurance that our competitors will not independently develop or otherwise gain access to processes, techniques or trade secrets that are similar or superior to ours. Finally, as with patent rights, legal action to enforce trade secret rights can be lengthy and costly, with no guarantee of success.

ENVIRONMENTAL AND REGULATORY MATTERS

         Our MICR printer and imaging supplies manufacturing operations are subject to numerous domestic and international laws and regulations, particularly relating to environmental matters that impose limitations on the discharge of pollutants into the air, water and soil and establish standards for the treatment, storage and disposal of solid and hazardous wastes. We are also required to have permits from a number of governmental agencies in order to conduct various aspects of our business. Compliance with these laws and regulations is not expected to have a material adverse effect on our capital expenditures, earnings or competitive position. There can be no assurance, however, that future changes in environmental laws or regulations, or in the criteria required to obtain or maintain necessary permits, will not have a material adverse effect on our operations.

EMPLOYEES

         As of February 1, 2002, we employed approximately 240 persons. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider relations with our employees to be good.

ITEM 1A.  CERTAIN IMPORTANT FACTORS

         There are several important factors that could cause our actual results to differ materially from those we anticipate or those reflected in any of our forward-looking statements. These factors, and their impact on the success of our operations and our ability to achieve our goals, include those set forth below.

WE HAVE EXPANDED OUR BUSINESS TO OFFER e-COMMERCE PAYMENT SOLUTIONS AND FACE CERTAIN RISKS RELATED TO THESE SOLUTIONS, INCLUDING FAILURE TO GAIN MARKET ACCEPTANCE.

         Since we have expanded our business and strategy to offer online, secure check acceptance for e-commerce merchants and online brokerages, we have continued to gather expertise in this area. We have recently revised our business strategy to further focus our efforts in ACH origination and ACH systems. We have been disappointed in the market acceptance by e-commerce merchants to date. We have no assurance that this adjustment in our strategy will be successful or that our existing business to online brokerages will continue. In addition, our focus on e-commerce payment solutions could cause our historical networked payment solutions business to suffer. Our e-commerce payment solutions compete with other well-established payment methods and we cannot assure you that our current solutions or those under development will be accepted by the marketplace. If we are not successful in marketing e-commerce payment solutions or if our historical business declines as a result of our efforts in this area, our business will be materially and adversely affected.

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

THE SUCCESS OF OUR WIRELESS INITIATIVES DEPENDS ON OUR ABILITY TO DEVELOP NEW PRODUCTS FOR EXISTING AND EMERGING WIRELESS COMMUNICATIONS MARKETS AND TO INTRODUCE SUCH PRODUCTS IN A TIMELY MANNER AND THE ABILITY OF THESE PRODUCTS TO GAIN MARKET ACCEPTANCE.

         The development of new wireless networking products is highly complex and we may experience delays in developing and introducing new products. Due to the intensely competitive nature of our business, any delay in the commercial availability of new products could materially and adversely affect our business, reputation and future operating results. In addition, if we are unable to develop or obtain access to advanced wireless networking technologies as they become available, or are unable to design, develop and introduce competitive new products on a timely basis, or are unable to hire or retain qualified engineers to develop new technologies and products, our future operating results would be materially and adversely affected. We anticipate expending substantial resources in developing products that are designed to conform to emerging wireless standards. We can offer no assurance, however, that our products for wireless applications will gain market acceptance or have a meaningful commercial impact.

In addition, there can be no assurance that our products will be based on the wireless standards that are ultimately adopted by the marketplace.

TECHNOLOGY IN OUR INDUSTRY EVOLVES RAPIDLY, AND WE MUST CONTINUE TO ENHANCE EXISTING PRODUCTS AND DEVELOP NEW PRODUCTS OR OUR BUSINESS WILL SUFFER.

         Rapid technological advances, obsolescence and large fluctuations in demand and changing industry standards characterize the markets for our current products. Our existing and development-stage products may easily become obsolete if our competitors introduce newer or better technologies or if industry standards change. To be successful, we must continually enhance our existing products and develop and introduce other e-commerce payment, networked payment and wireless and other connectivity technologies. If we fail to adequately anticipate or respond to changing technological developments and standards or customer requirements, or if we are significantly delayed in developing and introducing products, our business will suffer. In addition, our success in this rapidly changing environment depends on our ability to appropriately refocus our management attention and other resources on the emerging technologies and standards that will ultimately gain market acceptance.

WE FACE SIGNIFICANT COMPETITION THAT MAY NEGATIVELY IMPACT OUR REVENUES, GROSS MARGINS AND MARKET SHARE.

         Our e-commerce payment solutions compete directly with well-established payment methods such as credit cards. Credit card companies, financial institutions and others offering direct debit, wire transfer and ACH services generally have greater current market share and resources than we have. There can be no assurance that we will be able to compete successfully against these other payment methods and their providers, and our failure to do so will adversely affect our business and prospects.

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

WE FACE RISKS ASSOCIATED WITH OUR STRATEGY OF GROWING THROUGH ACQUISITIONS.

         We intend to acquire technologies, product lines and businesses that will complement our business and enable us to achieve our objective of becoming the leading worldwide provider of e-commerce enterprise output solutions. Acquisitions involve risks, including that:

            o we may not be able to identify and assimilate products, technologies or businesses into our ongoing business;

            o an acquired company may take a disproportionate amount of management time and energy, causing our existing business to suffer;

            o we may find it difficult to retain key employees of the acquired businesses;

            o an acquisition may dilute our stockholders' equity if additional equity securities are issued; and

            o we may be required to amortize acquisition expenses and acquired assets over a relatively short period, causing our earnings to be below analysts' expectations.

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

WE MAINTAIN STRATEGIC SUPPLY, OEM AND MARKETING ARRANGEMENTS, AND TERMINATION OF THESE RELATIONSHIPS COULD ADVERSELY AFFECT OUR REVENUES AND EARNINGS.

         We maintain and depend on strategic relationships with a number of companies, including Certegy, Hewlett-Packard, IBM, Novell, Standard Register and Wind River. These relationships include supply, OEM, marketing and service arrangements which are important to our business. Certain of these relationships are not covered by written agreements and could be terminated at any time. If our relationship with any of these companies were to end, our revenues and earnings could fall. We cannot assure you that we will be able to maintain our strategic relationships with these companies.

WE SELL A SIGNIFICANT PORTION OF OUR PRODUCTS INTERNATIONALLY, WHICH EXPOSES US TO CURRENCY FLUCTUATIONS AND OTHER RISKS.

         We sell a significant amount of our products to customers outside the United States. International sales accounted for 14.9% of our net sales in the year ended November 30, 2001. International sales represented 13.7% of our net sales in the fiscal year ended November 30, 2000, and 13.1% of sales in the fiscal year ended November 30, 1999. We expect that shipments to international customers will continue to account for a material portion of our net sales. Sales outside the United States involve the following risks, among others:

            o     foreign governments may impose tariffs, quotas and taxes;

            o political and economic instability may reduce demand for our products;

            o restrictions on the export or import of technology may reduce or eliminate our ability to sell in certain markets; and

            o potentially limited intellectual property protection may cause us to refrain from selling in certain markets.

         Because we denominate some of our international sales in U.S. dollars, currency fluctuations could also cause our products to become less affordable or less price-competitive than those of foreign manufacturers. We cannot assure you that these factors will not have a material adverse effect on our international sales. Any adverse impact on our international sales would affect our results of operations and would cause our business to suffer.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE AS A RESULT OF MANY FACTORS.

         Our quarterly operating results fluctuate due to various factors. Some of the factors that influence our quarterly operating results include:

            o     the mix of products and services sold in the quarter;

            o     life-cycle stages of the products sold in the quarter;

            o     the availability and cost of components and materials;

            o     costs and benefits of new product and service introductions;
                  and

            o     customer order and shipment timing.

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

ITEM 2.  PROPERTIES

         We currently lease approximately 37,000 square feet of space for our headquarters in Santa Ana, California. Our other facilities are located in Irvine, California, where we lease approximately 14,000 square feet; in Coquitlam, British Columbia, where we lease approximately 7,000 square feet; in Wheeling, West Virginia, where we lease approximately 77,000 square feet for a manufacturing facility; in Nashville, Tennessee, where we lease approximately 5,300 square feet; in Matthews, North Carolina, where we lease approximately 2,500 square feet; in Boise, Idaho, where we lease 10,000 square feet and in Herrenberg, Germany, where we lease 6,000 square feet. We consider our present facilities to be sufficient for our current operations.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which we or any of our subsidiaries is a party, or regarding any of our properties or any of our subsidiaries' properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted for a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 4A.  EXECUTIVE OFFICERS OF TROY GROUP

         Our executive officers as of February 1, 2002, are as follows:

       NAME             AGE                        TITLE
---------------------   ---    -----------------------------------------------
Patrick J. Dirk......    62    Chairman of the Board, Director and Chief
                               Executive Officer of TROY Group and related
                               subsidiaries

Brian P. Dirk........    37    Vice Chairman of the Board, Director, Corporate
                               Secretary of TROY Group and Senior Vice
                               President, Corporate Development

James W. Klingler....    54    Vice President-Finance, Treasurer, and Chief
                               Financial Officer of TROY Group

         PATRICK J. DIRK has been Chairman of the Board, Chief Executive Officer and a Director since he co-founded TROY Group with his wife in May 1982. From May 1982 until August 1999, Mr. Dirk served as President of TROY Group. Mr. Dirk is also the Chairman of the Board and Chief Executive Officer of TROY Group related subsidiaries. From 1973 until 1982, Mr. Dirk was employed in various capacities by Kroy Inc., a manufacturer of automated lettering machines and related products, serving as President and a director from 1980 to 1982. Mr. Dirk also serves as a member of the boards of directors and advisory boards of several private companies, none of which compete with TROY Group. Mr. Dirk devotes substantially all of his efforts to TROY Group and its subsidiaries. Mr. Dirk is the father of Brian P. Dirk.

         BRIAN P. DIRK was appointed Vice Chairman of the Board, Corporate Secretary and Senior Vice President, Corporate Development of TROY Group on December 1, 2001. Previously, he served as Vice President since May 1996. He was a member of our Board of Directors from that date until October 30, 1998. He again became a director in July 1999. Mr. Dirk's duties include managing our acquisition and alliance strategies and staff. Prior to this, he served as Vice President of International and Federal Government Sales. Since joining us in 1989, Mr. Dirk has held various management positions, including Vice President of Business Development and Vice President of International Sales. Mr. Dirk is the son of Patrick J. Dirk.

         JAMES W. KLINGLER joined Troy Group as Vice President-Finance, Treasurer and Chief Financial Officer on January 14, 2002. From February 2001 to November 2001, he served as Senior Vice President, Business Operations and Chief Financial Officer of Trinagy, Inc., a software company that has been merged into Hewlett-Packard Company. Mr. Klingler was Vice President, Finance and Administration of Triconex Corporation, a supplier of products, systems and services for safety, critical control and turbomachinery applications and a subsidiary of Invensys plc, from February 1999 to February 2001, and Vice President and Chief Financial Officer of Wilshire Technologies Inc., a company that manufactures polyurethane products, from October 1994 to February 1999. In addition, he has held financial management positions with Allergan, Inc., PEPSICO subsidiary Kentucky Fried Chicken Corp., Schering-Plough Corp. and Continental Group, Inc. A Certified Management Accountant and veteran of the U.S. Air Force, Mr. Klingler holds an MBA from Columbia University Graduate School of Business and a B.A. from The Ohio State University.

                                     PART II
                              --------------------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         COMMON STOCK INFORMATION.

         Our common stock is currently traded on the Nasdaq National Market under the symbol "TROY." The following table sets forth, for each of the fiscal periods indicated, the range of high and low sale prices per share as reported by the Nasdaq National Market. These prices do not include adjustments for retail mark-ups, mark-downs or commissions.

                       FISCAL 2001                     HIGH             LOW
                       -----------                     ----             ---
         First Quarter........................         $8.56           $3.81
         Second Quarter.......................         $4.84           $2.81
         Third Quarter........................         $6.25           $4.00
         Fourth Quarter.......................         $4.80           $3.25

                       FISCAL 2000                     HIGH             LOW
                       -----------                     ----             ---
         First Quarter........................        $43.00           $12.5
         Second Quarter.......................        $36.25          $8.125
         Third Quarter........................        $15.25           $8.00
         Fourth Quarter.......................       $ 9.688           $4.25

         We have not declared or paid any cash dividends (other than S corporation distributions) on our common stock since our inception, and the Board of Directors presently intends to retain all earnings for use in our business for the foreseeable future. In addition, our ability to declare and pay dividends is restricted by the terms of certain of our debt agreements. See Note 9 to our financial statements on pages F-14 to F-16 of this report.

         As of February 1, 2002, there were approximately 127 record holders of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA.


                     SUMMARY STATEMENTS OF OPERATIONS DATA:
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

FOR THE YEAR ENDED NOVEMBER 30:                2001             2000            1999           1998           1997
------------------------------                 ----             ----            ----           ----           ----
Net sales.............................        $49,218          $52,310        $59,121        $35,758        $33,434
Gross profit..........................         18,498           22,292         22,531         14,262         13,837
Net income (loss).....................         (5,945)           2,407          5,827          4,434          4,397

Pro forma net income..................             --               --             --          2,371          2,659

Diluted net income (loss) per share...        $ (0.55)         $  0.21        $  0.64        $  0.31        $  0.34

Weighted average diluted shares
   outstanding........................         10,775           11,369          9,116          7,745          7,759


                           SUMMARY BALANCE SHEET DATA:
                                 (IN THOUSANDS)

AT NOVEMBER 30:                                2001             2000            1999           1998           1997
--------------                                 ----             ----            ----           ----           ----
Working capital.........................      $21,170          $24,903        $25,011        $ 5,806        $ 5,173

Total assets............................       37,671           42,575         37,355         18,918         11,749

Long-term debt (net of current portion).          193              272            331          3,333          2,034

Stockholders' equity....................       28,732           35,615         29,795          8,265          5,948


         The above information includes our initial public offering on July 21, 1999 and our acquisitions of XCD Incorporated in October 1998, Telgate Systems in May 1999, American Development (AMDev), Inc. in February 2000, CableNet Technologies in May 2000 and the printing solutions operations of Extended Systems Incorporated in May 2001. See Note 2 to our financial statements on pages F-10 and F-12 of this report for further information including information regarding pro forma net income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included in this report.

BACKGROUND

         TROY Group, Inc. is a leading worldwide provider of enterprise output solutions. For the past three years the Company has been expanding beyond its core business in digital check printing systems and related consumables by developing electronic payment systems and wired and wireless networking solutions. Most of this new product expansion was accomplished through the acquisition and further investment in five small technology companies. These acquisitions have been organized under the Company's two primary business segments: TROY Systems and TROY Wireless.

         TROY Systems provides state-of-the-art payment systems ranging from high security digital check printing systems to electronic payment and funds transfer solutions. Our systems are used to transfer monies between bank accounts using paper checks or electronic ACH (Automated Clearing House) processes. Our products provide our customers with payment solutions that offer security, speed, flexibility and efficiency.

         TROY Wireless provides hardware and software solutions that enable enterprises to share intelligent devices like printers either wirelessly or using traditional networks. We have been a premiere supplier of hardwired network printing solutions since 1991. Our wireless products allow a wide range of devices to exchange information via BLUETOOTH(TM) and 802.11b short-range radio connections. Brother Industries, Ltd., Sony Corporation, Seiko Epson Corporation and DaimlerChrysler AG are among the TROY Wireless customers that have purchased products during the last 12 months.

         We serve a wide variety of industries including financial services, insurance, telecommunications, computer hardware, automotive, personnel, government and others. We distribute our solutions around the world and market our products through a direct sales force and a network of distributors and value-added resellers. More than 5,000 active customers purchase our products and services.

OVERVIEW

         Net sales are generated from the sale of our wireless technology, electronic payment solutions and services and our products and services related to specialized printer applications. We recognize revenue from the sale of our products when the goods are shipped to the customer and we recognize maintenance revenue over the period of the contract on a straight-line basis. We recognize revenue from the sale of software licenses upon receipt of an executed sales agreement and shipment to the customer, provided there are no significant obligations except for one agreement which requires the revenue to be recognized on a per unit basis. All sales are made through purchase orders.

         In fiscal year 1999, we had sales to a customer that individually accounted for 11.4% of our total net sales. Sales to this customer in fiscal years 2000 and 2001 were less than 10% of our net sales. In addition, in fiscal year 1999, we had sales to another customer that individually accounted for 19.9% of our total net sales. Sales to this customer in fiscal years 2000 and 2001 were less than 10% of our net sales. All sales to major customers occurred within the TROY Systems segment.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of net sales:

                                                                 Fiscal Year Ended
                                                                    November 30,
                                                           -----------------------------

                                                            2001       2000      1999
                                                            ----       ----      ----
         Net sales......................................    100.0%    100.0%     100.0%
         Cost of goods sold.............................     62.4      57.4       61.9
         Gross Profit...................................     37.6      42.6       38.1
         Selling, general and administrative expenses...     31.9      27.1       15.9
         Research and development expenses..............     12.2       8.4        6.2
         Amortization of long-lived assets .............      2.6       1.9        0.7
         Impairment of long-lived assets ...............     11.5        --        --
         Operating income (loss)........................    (20.6)      5.2       15.3
         Interest income................................      1.0       1.6        0.4
         Interest expense...............................     (0.2)     --         (0.4)
         Income (loss) before income taxes..............    (19.8)      6.8       15.3
         Provision for income taxes (credit)............     (7.7)      2.2        5.4
         Net income (loss)..............................    (12.1)      4.6        9.9

FISCAL YEAR ENDED NOVEMBER 30, 2001 COMPARED TO FISCAL YEAR ENDED NOVEMBER 30, 2000

         NET SALES. Net sales in the fiscal year ended November 30, 2001 were $49.2 million, a decrease of $3.1 million, or 5.9%, from $52.3 million in the fiscal year ended November 30, 2000. This cumulative decrease in net sales represents a $5.1 million decrease in sales of TROY Systems due to an economic slowdown, which was partially offset by an increase of $2.0 million in sales of TROY Wireless. Net sales during the fiscal year ended November 30, 2001 in the TROY Wireless segment include $4.8 million related to our acquisition of the printing solutions operations of ESI. Net sales of software licensing revenue included in the TROY Wireless segment decreased from $2.8 million in fiscal year ended November 30, 2000 to $476,000 in fiscal year ended November 30, 2001. Net sales were not significantly affected by price changes. We anticipate that net sales from the wired connectivity products will decline as these products are at or approaching end of life.

         COST OF GOODS SOLD. Cost of goods sold increased by $702,000 or 2.3% to $30.7 million in the fiscal year ended November 30, 2001 from $30.0 million in the fiscal year ended November 30, 2000. This increase primarily was due to $2.5 million additional costs as a result of our acquisition of ESI and an increase in the inventory reserve of $1.6 million for obsolete and excess inventories, both in TROY Wireless, partially offset by reductions due to lower sales in TROY Systems. The increase in the reserve for slow moving and obsolete inventories partially resulted from an analysis of our long-lived assets and could vary significantly in future years. Cost of goods sold as a percentage of net sales increased to 62.4% in the fiscal year ended November 30, 2001 from 57.4% in the fiscal year ended November 30, 2000. We may enter into agreements to license technology from other companies. As a result of these agreements, cost of goods sold could vary from historical patterns.

         GROSS PROFIT. As a result of the above factors, gross profit decreased by $3.8 million to $18.5 million in the fiscal year ended November 30, 2001 from $22.3 million in the fiscal year ended November

30, 2000. Gross profit as a percentage of net sales decreased to 37.6% in the fiscal year ended November 30, 2001 from 42.6% in the fiscal year ended November 30, 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.5 million or 10.5% to $15.7 million in the fiscal year ended November 30, 2001 from $14.2 million in the fiscal year ended November 30, 2000. This increase primarily was due to additional operating expenses of $942,000 as a result of our acquisition of the printing solutions operations of Extended Systems Incorporated. Selling, general and administrative expenses as a percentage of net sales increased to 31.9% in the fiscal year ended November 30, 2001 from 27.1% in the fiscal year ended November 30, 2000, due to our acquisition strategy and our associated growth requirements. We intend to continue to invest in marketing expenditures, substantially increase the size of the TROY Wireless sales force, and add technical resources as required. This forward-looking statement will be impacted by the timing and amount of these expenditures, our ability to attract and retain sales and marketing personnel and the associated costs of such personnel, and the success of our marketing efforts.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $1.7 million or 37.9% to $6.0 million in the fiscal year ended November 30, 2001 from $4.4 million in the fiscal year ended November 30, 2000. Research and development expenses as a percentage of net sales was 12.2% in the fiscal year ended November 30, 2001 and 8.4% in the fiscal year ended November 30, 2000. In connection with our growth initiatives, we expect research and development activities to focus on enhancements to TROY Wireless networking products and on electronic payment and funds transfer solutions in TROY Systems. This forward-looking statement will be impacted by the timing and amount of additional research and development expenditures and our ability to attract and retain research and development personnel and the associated costs of such personnel.

         We capitalize certain software development costs in accordance with Financial Accounting Standards Board (FASB) Statement No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Under the provisions of FASB No. 86, we capitalize computer software development costs from the point that technological feasibility is established until the time when the product is available for general release to the public. Research and development costs, consisting of software development costs incurred until the point of technological feasibility, are charged to operations when incurred. Software development costs capitalized were $154,000 during fiscal year ended November 30, 2000 compared to $1.3 million during fiscal year ended November 30, 2001. We anticipate the estimated lives of these products to be approximately five years.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased by $263,000 or 25.8% to $1.3 million in the fiscal year ended November 30, 2001 from $1.0 million in the fiscal year ended November 30, 2000. This increase was the result of increases in the intangible assets associated with our acquisitions.

         IMPAIRMENT OF LONG-LIVED ASSETS. During the fourth quarter of fiscal year 2001, the Company initiated an analysis of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), to determine if there was impairment of its long-lived assets. This analysis was initiated due to changes in the Company's business environment, which were highlighted during the Company's annual business planning process, and certain changes in Company's management. This analysis was done on a business unit by unit basis as it was determined that these units were independent of each other and were the lowest level for which cash flows could be identified. The business units identified were similar to the businesses acquired by the Company since 1998. The analysis demonstrated that the acquired print server products and technologies were at or approaching their end-of life and that the ACH processing services were not generating the cash flows anticipated when this business unit was acquired. The Company completed this analysis with the assistance of an independent valuation firm. The analysis indicated that these business units would not generate sufficient positive cash flows over the projected period of five years, which approximated the remaining life of the long-lived assets, and that there was no current value or residual value beyond the value of the net current assets and certain property and equipment. Substantially all of the intangible assets of certain of these business units were written off at November 30, 2001 because they are projected to generate insufficient positive cash flows. Certain property and equipment of these business units were not written off because they continue to be used in operations and were determined to have value. As a result of this analysis, the Company recorded a charge in 2001 of $5,634,000 for the impairment of long-lived assets on a business unit by unit basis as follows:

                   BUSINESS UNIT                 AMOUNT       SEGMENT
                   --------------------------------------------------
                   XCD..........................$1,085,000    Troy Wireless
                   American Development..........1,945,000    Troy Systems
                   CableNet......................2,074,000    Troy Wireless
                   ESI.............................530,000    Troy Wireless
                                                   -------
                                        Total   $5,634,000
                                                ==========


         The amortization expense recorded for these assets in 2001 prior to the recorded impairment charge was $1,261,000.

         At November 30, 2001, the Company has $2,470,000 in intangible assets that are currently determined to be not impaired. Included in this amount are capitalized software development costs related to new Troy Wireless products and StarACH(TM), the Company's newest ACH software product. The Company has invested considerable internal resources in developing these new products, and expects them to contribute to the Company's future sales growth. Amortization expense on these intangible assets in 2002 is projected to be approximately $520,000.

         OPERATING INCOME (LOSS). As a result of the above factors, we recorded an operating loss of $10.1 million in the fiscal year ended November 30, 2001 compared to operating income of $2.7 million in the fiscal year ended November 30, 2000. The operating loss as a percentage of net sales was 20.6% in the fiscal year ended November 30, 2001 compared to operating income as a percentage of net sales of 5.2% in the fiscal year ended November 30, 2000.

         INTEREST INCOME. Interest income decreased by $350,000 or 40.5% to $515,000 in the fiscal year ended November 30, 2001 from $865,000 in the fiscal year ended November 30, 2000. This income was due to our investment of current cash and available for sale securities and our cash flows provided by operations. This decrease is the result of lower rates on our investments in available for sale securities due to our acquisitions, our stock repurchase program and working capital requirements.

         INTEREST EXPENSE. Interest expense increased by $119,000 to $138,000 in the fiscal year ended November 30, 2001 from $19,000 in the fiscal year ended November 30, 2000. This increase was due to increased borrowings under our line of credit.

         INCOME TAXES. We reported an income tax credit of $3.8 million in the fiscal year ended November 30, 2001 compared to income tax expense of $1.2 million in the fiscal year ended November 30, 2000. The credit was due to our operating loss and increases in research and development and other tax credits. The recoverability of our deferred tax asset is dependant on our ability to generate future taxable income.

FISCAL YEAR ENDED NOVEMBER 30, 2000 COMPARED TO FISCAL YEAR ENDED NOVEMBER 30, 1999

         NET SALES. Net sales in the fiscal year ended November 30, 2000 were $52.3 million, a decrease of $6.8 million, or 11.5%, from $59.1 million in the fiscal year ended November 30, 1999. This cumulative decrease in net sales represents a $12.9 million decrease in sales of our laser printers, impact printers and services, which was partially offset by an increase of $2.4 million in sales of our proprietary imaging supplies and an increase of $3.6 million in sales of our connectivity products, which includes $2.8 million in software licensing revenue. Net sales were not significantly affected by price changes. The decrease in our net sales for the fiscal year ended November 30, 2000, as compared to net sales for the fiscal year ended November 30, 1999, can be attributed to a significant non-recurring replacement order of financial document printers to Comark, Inc. of $10.8 million recorded in the third and fourth quarters of 1999, as well as the implementation of our strategy to shift our focus away from our established financial payment solutions and toward our wireless printing opportunities and electronic payment solutions.

         COST OF GOODS SOLD. Cost of goods sold decreased by $6.6 million or 18.0% to $30.0 million in the fiscal year ended November 30, 2000 from $36.6 million in the fiscal year ended November 30, 1999. This decrease was primarily due to decreased net sales offset by sales of higher gross margin products. Cost of goods sold as a percentage of net sales decreased to 57.4% in the fiscal year ended November 30, 2000 from 61.9% in the fiscal year ended November 30, 1999.

         GROSS PROFIT. As a result of the above factors, gross profit decreased by $239,000 to $22.3 million in the fiscal year ended November 30, 2000 from $22.5 million in the fiscal year ended November 30, 1999. Gross profit as a percentage of net sales increased to 42.6% in the fiscal year ended November 30, 2000 from 38.1% in the fiscal year ended November 30, 1999. This increase was also primarily due to sales of higher gross margin products.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $4.8 million or 50.6% to $14.2 million in the fiscal year ended November 30, 2000 from $9.4 million in the fiscal year ended November 30, 1999. This increase was due primarily to additional operating expenses of $1.5 million as a result of acquisitions, an increase of $3.3 million due to increases in personnel, the allowance for doubtful accounts, promotions and other expenses. Selling, general and administrative expenses as a percentage of net sales increased to 27.1% in the fiscal year ended November 30, 2000 from 15.9% in the fiscal year ended November 30, 1999, due to our acquisition strategy and our associated growth requirements

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $725,000 or 19.9% to $4.4 million in the fiscal year ended November 30, 2000 from $3.6 million in the fiscal year ended November 30, 1999. Of this increase, $600,000 was due to additional research and development expenses as a result of acquisitions. Research and development expenses as a percentage of net sales were 8.4% in the fiscal year ended November 30, 2000 and 6.2% in the fiscal year ended November 30, 1999.

         We capitalize certain software development costs in accordance with Financial Accounting Standards Board (FASB) Statement No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Under the provisions of FASB No. 86, we capitalize computer software development costs from the point that technological feasibility is established until the time when the product is available for general release to the public. Research and development costs, consisting of software development costs incurred until the point of technological feasibility, are charged to operations when incurred. Software development costs capitalized were none during fiscal year ended November 30, 1999 compared to $154,000 during fiscal year ended November 30, 2000.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased by $603,000 or 145.3% to $1.0 million in the fiscal year ended November 30, 2000 from $415,000 in the fiscal year ended November 30, 1999. This increase was the result of increases in the intangible assets associated with acquisitions.

         OPERATING INCOME. As a result of the above factors, operating income decreased by $6.3 million or 70% to $2.7 million in the fiscal year ended November 30, 2000 from $9.0 million in the fiscal year ended November 30, 1999. Operating income as a percentage of net sales decreased to 5.2% in the fiscal year ended November 30, 2000 from 15.3% in the fiscal year ended November 30, 1999.

         INTEREST INCOME. Interest income was $865,000 in the fiscal year ended November 30, 2000. This income was due to our investment of proceeds from our initial public offering and cash flows provided by operations.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operating activities were $763,000 in the fiscal year ended November 30, 2001 compared to $3.4 million provided by operating activities in the fiscal year ended November 30, 2000. This decrease was due primarily to lower sales, a smaller decrease in accounts receivable and a larger increase in inventories. The accounts receivable decrease resulted primarily from collections. The increase in inventories resulted primarily from increased levels to meet anticipated sales.

         Cash flows provided by investing activities were $217,000 in the fiscal year ended November 30, 2001 compared to cash flows used in investing activities of $7.3 million in the fiscal year ended November 30, 2000. Included in cash flows provided by investing activities in the fiscal year ended November 30, 2001 was $5.1 million in net proceeds from available-for-sale securities. In connection with split-dollar life insurance arrangements with our major shareholder, we are committed to funding the premium on three life insurance policies for the foreseeable future. Annual premiums on these policies are approximately $563,000 per year for the next five years.

         Cash flows used in financing activities were $1.2 million in the fiscal year ended November 30, 2001 compared to cash flows provided by financing activities of $844,000 million in the fiscal year ended November 30, 2000. The cash used in investing activities primarily resulted from $1.1 million of purchases in the stock repurchase program.

         We currently have a $5.0 million general line of credit with Comerica Bank-California, which is secured by substantially all of our assets and is subject to certain financial covenants. In connection with the general line-of-credit agreement, we have a $650,000 standby letter of credit sublimit agreement of which $80,000 was outstanding at November 30, 2001. There were no borrowings outstanding against either line of credit on November 30, 2001, and as of that date $4.9 million was available under the general line of credit. The general line of credit has no expiration date.

         We believe that existing cash balances, cash generated by operating activities, and funds available under our credit facility will be sufficient to finance our operating activities for at least the next 12 months. To the extent that the funds generated from these sources are insufficient to finance our operating activities, we would need to raise additional funds through public or private financing. We cannot assure you that additional financing will be available on terms favorable to us, or at all.

         In March 2001, Troy established a stock repurchase program under which Troy's common stock, with an aggregate market value up to $4.0 million, may be acquired in the open market. As of November 30, 2001, Troy has purchased approximately 295,320 shares of common stock in the open market, at an average price of $3.71 per share, under the stock repurchase program. Approximately $3.0 million remain available for future common stock repurchases.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), BUSINESS COMBINATIONS, and Statement of Financial Accounting Standards No. 142 (SFAS No.
142), GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. The Company will adopt as of the beginning of fiscal year 2003. We are in the process of determining the expected impact on earnings and existing goodwill and other intangibles upon adoption, which will include the elimination of goodwill amortization and may include additional impairment. As of November 30, 2001, unamortized goodwill totaled $308,000.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Adoption of SFAS 144 is required no later than the beginning of fiscal 2003. Management does not expect the adoption of SFAS 144 to have a significant impact on our financial position or results of operations. However, further impairment reviews may result in charges against earning to write down the value of long-lived assets.

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

         We do not utilize derivative financial instruments. Accordingly, our exposure to market risk is through our investments in available-for-sale securities and our bank debt which bears interest at variable rates. Available-for-sale securities consist of corporate debt and marketable equity securities. These securities generally have contractual maturity dates of up to one year. At November 30, 2001, market values approximated carrying values. Due to the short-term maturities of these securities, management believes that there is no significant market risk. At November 30, 2001, we had approximately $7.0 million in cash, cash equivalents and investments in available-for-sale securities, and, accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the amount of interest earned of $70,000. The bank debt is a revolving line of credit. All borrowings bear interest based upon the reference rate per annum as announced by the bank (5.0% at November 30, 2001) less 0.25%. At November 30, 2001, there were no amounts outstanding under the line of credit agreement and, accordingly, a sustained increase in the reference rate of 1% would not cause our annual interest expense to change.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         FINANCIAL STATEMENTS.

         Our consolidated financial statements and related notes are contained on pages F-1 to F-24 of this report. The index to such items is included on page 31 in Item 14(a)(1).

         QUARTERLY RESULTS.

                             FISCAL 2001 (UNAUDITED)
                      (in thousands, except per share data)

                                                  First             Second             Third             Fourth
                                                 Quarter            Quarter           Quarter           Quarter
                                                 -------            -------           -------           -------
         Net sales...................            $11,309             $9,800           $13,674           $14,435
         Gross profit................              4,453              3,574             5,513             4,958
         Operating income (loss).....             (1,181)            (2,402)              230            (6,772)
         Net income (loss)...........               (585)            (1,581)              220            (3,999)
         Net income (loss) per share:
         Basic.......................               (.05)              (.15)              .02              (.37)
         Diluted.....................               (.05)              (.15)              .02              (.37)

         During the fourth quarter of fiscal 2001, the Company recorded a change for the impairment of long-lived assets of $5.6 million and increased the reserve for obsolete and excess inventory by $1.1 million. See Note 14 in the "Note to Consolidated Financial Statements" for additional discussion.


                             FISCAL 2000 (UNAUDITED)
                      (in thousands, except per share data)

                                                  First             Second             Third             Fourth
                                                 Quarter            Quarter           Quarter           Quarter
                                                 -------            -------           -------           -------
         Net sales...................            $14,030            $11,777           $14,183           $12,320
         Gross profit................              6,696              4,892             5,563             5,141
         Operating income............              2,468                108               123                14
         Net income..................              1,618                217               216               356
         Net income per share:
         Basic.......................                .15                .02               .02               .03
         Diluted.....................                .14                .02               .02               .03

                             FISCAL 1999 (UNAUDITED)
                      (in thousands, except per share data)

                                                  First             Second             Third             Fourth
                                                 Quarter            Quarter           Quarter           Quarter
                                                 -------            -------           -------           -------
         Net sales...................            $11,523            $12,198           $17,573           $17,827
         Gross profit................              4,601              4,698             6,592             6,640
         Operating income............              1,670              1,851             2,681             2,843
         Net income..................                955              1,070             1,470             2,332
         Net income per share:
         Basic.......................                .12                .14               .17               .23
         Diluted.....................                .12                .13               .16               .21

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

                                    PART III
                              --------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a)      DIRECTORS OF THE REGISTRANT.

         The information under the caption "Election of Directors - Information About Nominees" and "Other Information About Nominees" in our 2002 Proxy Statement is incorporated herein by reference.

         (b)      EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information concerning our Executive Officers is included in this Annual Report on Form 10-K under Item 4A, "Executive Officers of Troy Group."

         (c)      COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2002 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information under the caption "Executive Compensation" in our 2002 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2002 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the caption "Executive Compensation - Certain Transactions" in our 2002 Proxy Statement is incorporated herein by reference.

                                     PART IV
                              --------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

         (1)      FINANCIAL STATEMENTS:

                  The following financial statements are included in this report on the pages indicated:

                                                                               Page(s)
                                                                               ---------
                  Independent auditor's report...............................   F-1
                  Consolidated balance sheets as of
                      November 30, 2001 and 2000.............................   F-2
                  Consolidated statements of operations for the years ended
                       November 30, 2001, 2000 and 1999......................   F-3
                  Consolidated statements of cash flows for the years ended
                       November 30, 2001, 2000 and 1999......................   F-4
                  Consolidated statements of stockholders' equity as of
                       November 30, 2001, 2000 and 1999......................   F-5
                  Notes to consolidated financial statements.................   F-6-F-24

         (2)      FINANCIAL STATEMENT SCHEDULES:

                  All financial statement schedules have been omitted because the required information is included in our consolidated financial statements or the related notes, or is not applicable.

         (3)      EXHIBITS

                  The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index contained on pages E-1 through E-5 of this report.

                  We will furnish a copy of any exhibit to a stockholder who requests a copy in writing and pays a fee of $25.00 per exhibit. Requests should be sent to: James W. Klingler, Chief Financial Officer, Troy Group, Inc, 2331 South Pullman Street, Santa Ana, California 92705.

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

         F. Separation Agreement and Release Letter, dated as of November 1, 2001, between Troy Group and Robert S. Messina (filed herewith electronically).

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

                          INDEPENDENT AUDITOR'S REPORT





To the Board of Directors
Troy Group, Inc.
Santa Ana, California


         We have audited the accompanying consolidated balance sheets of Troy Group, Inc. and subsidiaries as of November 30, 2001 and 2000, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended November 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Troy Group, Inc. and subsidiaries as of November 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                             McGLADREY & PULLEN, LLP

                                             /s/ McGladrey & Pullen, LLP


Anaheim, California

February 15, 2002

                                TROY GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                          November 30,
                                                                           -------------------------------------------
                                 ASSETS                                           2000                  2001
                                                                           -------------------- ----------------------
Current assets:
   Cash and cash equivalents.............................................       $  2,090,000           $1,874,000
   Investment in available-for-sale securities...........................          9,953,000            5,181,000
   Accounts receivable, less allowance for doubtful accounts
      2000 $684,000; 2001 $1,130,000.....................................         10,480,000            9,713,000
   Income tax refund receivable .........................................            476,000            1,059,000
   Inventories...........................................................          6,242,000            9,251,000
   Prepaid expenses and other............................................            566,000              358,000
   Deferred tax assets...................................................          1,313,000            2,480,000
                                                                              --------------            ---------

      Total current assets...............................................         31,120,000           29,916,000

Equipment and leasehold improvements, net................................          2,040,000            2,529,000

Other assets, including notes receivables from stockholders
      2000 $600,000; 2001 $983,000.......................................          9,415,000            5,226,000
                                                                              --------------            ---------

      Total assets.......................................................        $42,575,000          $37,671,000
                                                                                 ===========          ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Checks issued not yet presented for payment..............................    $    855,000         $    664,000
   Current portion of long-term debt........................................          59,000               70,000
   Accounts payable.........................................................       2,424,000            4,418,000
   Accrued expenses.........................................................       2,659,000            2,456,000
   Deferred revenue.........................................................         220,000            1,138,000
                                                                               -------------        -------------

      Total current liabilities.............................................       6,217,000            8,746,000
                                                                                ------------            ---------

Long-term debt, net of current portion......................................         272,000              193,000
                                                                               -------------        -------------

Deferred tax liabilities....................................................         471,000                    -
                                                                                   ---------     ----------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, no par value, authorized 5,000,000 shares; issued
      none..................................................................               -                    -
   Common stock, par value $.01 per share; authorized 50,000,000
      shares; issued 2000 10,880,764 shares; 2001 10,921,032 shares.........         109,000              109,000
   Additional paid-in capital...............................................      20,808,000           20,966,000
   Retained earnings........................................................      14,698,000            8,753,000
                                                                                ------------          -----------
                                                                                  35,615,000           29,828,000
   Less cost of treasury stock 2000 none; 2001 295,320 shares...............               -            1,096,000
                                                                            ------------------      -------------

      Total stockholders' equity............................................      35,615,000           28,732,000
                                                                                ------------         ------------

      Total liabilities and stockholders' equity............................     $42,575,000          $37,671,000
                                                                                 ===========          ===========

                 See Notes to Consolidated Financial Statements.

                                TROY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Fiscal Years Ended November 30,
                                                                     --------------------------------------------------
                                                                         1999              2000             2001
                                                                     ---------------- ----------------- ---------------
Net sales.....................................................        $59,121,000      $52,310,000       $49,218,000


Cost of goods sold (including $270,000; $270,000; and $270,000
in rent paid to majority stockholders)........................         36,590,000       30,018,000        30,720,000
                                                                      -----------      -----------        ----------

      Gross profit............................................         22,531,000       22,292,000        18,498,000
                                                                      -----------       ----------        ----------

Operating expenses:
   Selling, general and administrative........................          9,424,000       14,189,000        15,681,000
   Research and development...................................          3,647,000        4,372,000         6,027,000
   Amortization of intangible assets..........................            415,000        1,018,000         1,281,000
   Impairment of long-lived assets ...........................                  -                -         5,634,000
                                                                      -----------       ----------        ----------
                                                                       13,486,000       19,579,000        28,623,000
                                                                      -----------       ----------        ----------

      Operating income (loss).................................          9,045,000        2,713,000       (10,125,000)

Interest income...............................................            231,000          865,000           515,000
Interest expense..............................................           (234,000)         (19,000)         (138,000)
                                                                     -------------    -------------         ---------

      Income (loss)  before income taxes (credit).............          9,042,000        3,559,000        (9,748,000)

Provision for income taxes (credit)...........................          3,215,000        1,152,000        (3,803,000)
                                                                     ------------      -----------        -----------

      Net income (loss).......................................        $ 5,827,000      $ 2,407,000       $(5,945,000)
                                                                      ===========      ===========       ============

Net income (loss) per share:
   Basic......................................................        $      0.67      $      0.22       $     (0.55)
                                                                      ===========      ===========       ============


   Diluted....................................................        $      0.64      $      0.21       $     (0.55)
                                                                      ===========      ===========       ============

Weighted average shares outstanding:
   Basic......................................................          8,636,000       10,832,000        10,775,000
                                                                     ============       ==========        ==========

   Diluted....................................................          9,116,000       11,369,000        10,775,000
                                                                     ============       ==========        ==========

                 See Notes to Consolidated Financial Statements

                                TROY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Fiscal Years Ended November 30,
                                                                     ---------------- ----------------- ----------------
                                                                          1999              2000             2001
                                                                     ---------------- ----------------- ----------------
Cash flows from operating activities:
   Net income (loss)..........................................       $  5,827,000     $  2,407,000       $(5,945,000)
   Adjustments to reconcile net income(loss)to net cash provided by operating activities:
      Depreciation and amortization...........................          1,173,000        1,680,000         2,059,000
      Intangible asset impairment.............................                  -                -         5,634,000
      Provision for doubtful accounts.........................            275,000          536,000           446,000
      Common stock warrants issued for services...............                  -          120,000                 -
      Accretion of investment discounts, net..................           (148,000)         (21,000)         (333,000)
      Deferred taxes..........................................           (504,000)        (283,000)       (2,218,000)
   Changes in working capital components, net of effects from acquisition of companies: (Increase) decrease in:
          Accounts receivable ................................         (6,231,000)       1,992,000           321,000
          Income tax refund receivable........................            319,000         (256,000)         (584,000)
          Inventories ........................................            736,000       (1,160,000)       (1,409,000)
          Prepaid expenses and other..........................           (116,000)        (426,000)          209,000
      Increase (decrease) in:
        Accounts payable......................................           (373,000)         (71,000)        1,994,000
        Accrued expenses......................................           (240,000)         132,000          (329,000)
        Income taxes payable..................................          1,208,000       (1,208,000)                -
        Deferred revenue......................................             46,000          (22,000)          918,000
                                                                     ------------      -----------           -------

      Net cash provided by operating activities...............          1,972,000        3,420,000           763,000
                                                                     ------------      -----------           -------

Cash flows from investing activities:
   Acquisition of companies...................................           (299,000)      (3,240,000)       (2,051,000)
   Purchase of available-for-sale securities..................         (7,499,000)     (15,766,000)       (5,111,000)
   Maturities of available-for-sale securities................                  -       13,481,000        10,215,000
   Purchase of equipment and leasehold improvements...........           (623,000)        (759,000)       (1,221,000)
   (Increase) in other assets.................................           (286,000)        (970,000)       (1,615,000)
                                                                     ------------      -----------           -------

      Net cash provided by  (used in) investing activities....         (8,707,000)      (7,254,000)          217,000
                                                                     ------------      ------------          -------

Cash flows from financing activities:
   Borrowings on notes payable................................         12,203,000                -                 -
   Payments on notes payable..................................        (13,393,000)               -                 -
   Proceeds from issuance of debt.............................            670,000                -                 -
   Principal payments on debt.................................         (3,608,000)        (289,000)          (67,000)
   Increase (decrease) in checks issued not yet presented for
      payment.................................................            255,000          558,000          (191,000)
   Dividends paid.............................................           (200,000)               -                 -
   Proceeds from issuance of common stock.....................         15,580,000          575,000           158,000
   Purchase of treasury stock.................................                  -                -        (1,096,000)
                                                                     ------------     -------------       ------------

      Net cash provided by (used in) financing activities.....         11,507,000          844,000        (1,196,000)
                                                                      -----------     -------------       -----------

      Net increase (decrease) in cash and cash equivalents....          4,772,000       (2,990,000)         (216,000)

Cash and cash equivalents, beginning of period................            308,000        5,080,000         2,090,000
                                                                     -------------    ------------         ---------

Cash and cash equivalents, end of period......................       $  5,080,000     $  2,090,000      $  1,874,000
                                                                     ============     ============      ============

                 See Notes to Consolidated Financial Statements

                                TROY GROUP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         Common Stock                             Treasury Stock
                                   --------------------------  Additional   -------------------------
                                      Number                    Paid-in       Number                     Retained
                                    of Shares      Amount       Capital      of Shares      Amount       Earning         Total
                                   ------------  -----------  ------------  -----------  ------------  ------------   ------------
Balance, November 30, 1998.........   7,671,430     $ 77,000   $ 1,724,000            -  $         -   $  6,464,000    $ 8,265,000
   Issuance of common stock
      in initial public offering...   2,500,000       25,000    14,583,000            -            -              -     14,608,000
   Issuance of other common
      stock........................      58,700        2,000       408,000            -            -              -        410,000
   Common stock options and
      warrants exercised...........     433,811        3,000       133,000            -            -              -        136,000
   Issuance of common stock
      warrants.....................           -            -       549,000            -            -              -        549,000
   Net income......................           -            -             -            -            -      5,827,000      5,827,000
                                    -----------  -----------  ------------  -----------  ------------  ------------   ------------

Balance, November 30, 1999.........  10,663,941      107,000    17,397,000            -            -     12,291,000     29,795,000
   Issuance of common stock
      for acquisitions.............      97,040        1,000     1,863,000            -            -              -      1,864,000
   Issuance of common stock for
      employee stock purchase
      plan.........................      14,654            -        76,000            -            -              -         76,000
   Common stock options and
      warrants exercised...........     105,129        1,000       497,000            -            -              -        498,000
   Issuance of common stock
      warrants.....................           -            -       755,000            -            -              -        755,000
   Tax benefit from disqualifying
      disposition of stock options.           -            -       220,000            -            -              -        220,000
   Net income......................           -            -             -            -            -      2,407,000      2,407,000
                                    -----------  -----------  ------------  -----------  ------------  ------------   ------------

Balance, November 30, 2000.........  10,880,764      109,000    20,808,000            -            -     14,698,000     35,615,000
   Issuance of common stock
      for employee stock
      purchase plan................      40,268            -       158,000            -            -              -        158,000
   Purchase of common stock for
      the treasury.................           -            -             -      295,320   (1,096,000)             -
                                                                                                                        (1,096,000)
   Net (loss)......................           -            -             -            -            -     (5,945,000)    (5,945,000)
                                    -----------  -----------  ------------  -----------  ------------  ------------   ------------

Balance, November 30, 2001.........  10,921,032     $109,000   $20,966,000     295,320   $(1,096,000)  $  8,753,000    $28,732,000
                                     ==========     ========   ===========     =======   ============  ============    ===========

                 See Notes to Consolidated Financial Statements

                                TROY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         TROY Group, Inc. is a leading worldwide provider of enterprise output solutions. For the past three years the Company has been expanding beyond its core business in digital check printing systems and related consumables by developing electronic payment systems and wired and wireless networking solutions. The Company markets its products to over 5000 active customers around the world through a direct sales force and a network of distributors and value added resellers. Most of this new product expansion was accomplished through the acquisition and further investment in five small technology companies. These acquisitions have been organized under the Company's two primary business segments: TROY Systems and TROY Wireless.

         A summary of the Company's significant accounting policies follows:

         USE OF ESTIMATES

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         The Company's operations are affected by numerous factors including market acceptance, changes in technologies and new laws and government regulations and policies. The Company cannot predict what impact, if any, the occurrence of these or other events might have on the Company's operations. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, the reserve for slow moving or obsolete inventories and the carrying value of long-lived and intangible assets.

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

         INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

         The Company has a portfolio of investments in certificates of deposit and commercial paper. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Management has determined that all securities should be classified as available for sale. Available-for-sale securities are stated at fair value and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity. As of November 30, 2000 and 2001, the Company had approximately $1.5 million and $2.6 million, respectively, in certificates of deposit and $8.4 million and $2.6 million, respectively, in commercial paper, with contractual maturity dates of up to one year. Market values approximated carrying values. Accordingly, no unrealized gains or losses were recorded at November 30, 2000 and 2001.

         Premiums and discounts on investments in debt securities are amortized over the contractual lives of those securities. The method of amortization results in a constant effective yield on those securities (the interest method). Dividends on marketable equity securities are recognized in income when declared. Realized gains and losses, including losses from declines in value of specific securities determined by management to be other than temporary, are included in income. Realized gains and losses are determined on the basis of the specific identification of the securities sold. The Company had no realized gains or losses in fiscal years 1999, 2000 or 2001.

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

         EVALUATION OF LONG-LIVED ASSETS

         The Company periodically reviews the value of its long-lived assets to determine if impairment has occurred by comparing the carrying value of the long-lived assets with the future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. As discussed in Note 14, the Company recorded an impairment loss on certain long-lived assets during fiscal year 2001 based on an evaluation of projected operating income, cash flows and business prospects. In addition, management determined other long-lived assets were not impaired. In making these determinations, the assumptions used by management about future cash flows are critical. If these expected cash flows are not realized, future additional impairment losses may be recorded.

         REVENUE RECOGNITION

         The Company recognizes revenue when goods are shipped to the customer. Licensing and upgrade revenue from sales of software products is recognized as revenue upon receipt of an executed sales agreement and shipment to the customer, provided there are no significant obligations, except for one agreement which requires the revenue to be recognized on a per unit basis. Maintenance service provides customers with support and the right to unspecified future upgrades. Maintenance revenue is recognized as revenue over the life of the contract using the straight-line method. Most maintenance agreements do not exceed one year.

         PRODUCT RETURNS AND WARRANTIES

         The Company records a provision for estimated product returns and warranties at the time the revenue is recognized.

         ADVERTISING POLICY

         The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was approximately $100,000, $247,000 and $152,000 in fiscal years 1999, 2000 and 2001, respectively.

         RESEARCH AND DEVELOPMENT POLICY

         The Company expenses research and development costs, which are primarily salaries and benefits, as they are incurred. The Company incurs research and development costs in developing new products.

         CAPITALIZED SOFTWARE DEVELOPMENT COSTS

         Costs incurred for computer software development prior to establishing technological feasibility are expensed as incurred. Software development costs incurred by the Company following technological feasibility, defined by the Company as the existence of a working model of the product, and prior to the time the product is available for general release to customers have been none, $154,000 and $1,314,000 as of November 30, 1999, 2000 and 2001 respectively.
Capitalized software costs resulting from acquisitions are $119,000, $230,000 and none in fiscal years 1999, 2000, and 2001, respectively. Capitalized software costs are amortized over the greater of (1) the ratio of current gross revenue for the product to the current and anticipated future gross revenues or
(2) the straight-line method over the remaining economic life of the product, estimated to be five to seven years. Amortization expense related to capitalized software costs was $12,000, $35,000 and $46,000 in fiscal years 1999, 2000, and 2001, respectively.

         RECLASSIFICATION

         Certain reclassifications have been made to the 1999 and 2000 statements of operations to conform to the 2001 presentation with no effect on net income or stockholder's equity.

         INCOME TAXES

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

         Tax credits are accounted for by the flow-through method whereby they reduce income taxes currently payable and the provision for income taxes in the period the assets giving rise to such credits are placed in service. To the extent such credits are not currently utilized on the Company's tax return, deferred tax assets, subject to considerations about the need for a valuation allowance, are recognized for the carryforward amount.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash and cash equivalents, available-for-sale securities, accounts receivable, accounts payable and notes payable. The carrying value of these instruments is considered to be representative of their fair value, based on the short-term nature of these instruments and market rates of interest.

         EARNINGS (LOSS) PER SHARE

         Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through exercise of stock options and warrants (480,000, 537,000 and no shares in the fiscal years ended November 30, 1999, 2000 and 2001, respectively). The dilutive effect of options and warrants, which were not included in the total of diluted shares for 2001 because the effect was antidilutive, was 74,000 shares.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), BUSINESS COMBINATIONS, and Statement of Financial Accounting Standards No. 142 (SFAS No.
142), GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. The Company will adopt as of the beginning of fiscal year 2003. The Company is in the process of determining the expected impact on earnings and existing goodwill and other intangibles upon adoption which will include the elimination of goodwill amortization and may include additional impairment. As of November 30, 2001, unamortized goodwill totaled $308,000.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Adoption of SFAS 144 is required no later than the beginning of fiscal 2003. Management does not expect the adoption of SFAS 144 to have a significant impact on the Company's financial position or results of operations. However, further impairment reviews may result in charges against earning to write down the value of long-lived assets.

NOTE 2.  BUSINESS COMBINATIONS

         During the years ended November 30, 1999, 2000 and 2001, the Company acquired the following companies, all of which were accounted for as purchase business combinations with the operations included subsequent to their respective acquisition dates.

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

        Current assets..........................             $ 233,000
        Equipment and leasehold improvements....                93,000
        Customer list...........................                25,000
        Core technology.........................               500,000
        Assembled workforce.....................               125,000
        Current liabilities assumed.............              (218,000)
        Long-term deferred tax liability........              (260,000)
        Goodwill................................               426,000
                                                             ---------

                                                             $ 924,000
                                                             =========

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

        Current assets .........................            $  177,000
        Equipment and leasehold improvements....                61,000
        Other assets ...........................                94,000
        Customer list...........................               100,000
        Core technology.........................             2,100,000
        Assembled workforce.....................               130,000
        Goodwill ...............................               373,000
        Current liabilities assumed.............              (383,000)
                                                           ------------

                                                            $2,652,000
                                                           ===========

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

        Current assets..........................           $   301,000
        Equipment and leasehold improvements....                17,000
        Customer list...........................                50,000
        Core technology.........................             2,492,000
        Assembled workforce.....................                75,000
        Goodwill................................               200,000
        Current liabilities assumed.............               (47,000)
                                                           ------------

                                                            $3,088,000
                                                           ============

         EXTENDED SYSTEMS INCORPORATED

         On May 31, 2001, the Company acquired certain assets and assumed certain liabilities of Extended Systems Incorporated, a print server manufacturer, in exchange for $1,672,000 in cash and $504,000 in direct expenses. The total acquisition cost was $2,051,000 and was allocated as follows:

        Inventories.............................           $ 1,600,000
        Equipment...............................                46,000
        Goodwill................................               530,000
        Current liabilities assumed.............              (125,000)
                                                          -------------

                                                            $2,051,000
                                                          =============

         UNAUDITED PRO FORMA INFORMATION

         Unaudited pro forma consolidated results of operations for the years ended November 30, 1999, 2000 and 2001 as though Telgate Equipment Corporation had been acquired as of December 1, 1997, American Development, Inc. and CableNet Technologies had been acquired as of December 1, 1998, and Extended Systems Incorporated had been acquired as of December 1, 1999, is as follows:

                                                1999             2000            2001
                                                ----             ----            ----
                                             (unaudited)      (unaudited)    (unaudited)
Sales...................................    $62,343,000       $69,582,000    $56,314,000
Pro forma net income (loss).............      5,500,000         1,821,000     (5,787,000)
Pro forma net income (loss) per share:
   Basic................................           0.63              0.17          (0.54)
   Diluted..............................           0.60              0.16          (0.54)

         The above amounts reflect pro forma adjustments for amortization of intangibles, interest expense and number of shares outstanding. This pro forma financial information does not purport to be indicative of the results of operations had the Telgate Equipment Corporation, American Development, Inc., CableNet Technologies and Extended Systems, Inc. acquisitions actually taken place at the earlier date.

NOTE 3.  INVENTORIES

         Inventories consisted of the following as of November 30:

                                                                  2000           2001
                                                                  ----           ----
         Raw materials.....................................     $4,738,000     $6,997,000
         Work in process...................................        150,000        455,000
         Finished goods....................................      2,235,000      4,306,000
         Reserve for slow moving and obsolete inventories..       (881,000)    (2,507,000)
                                                                  ---------    -----------
                                                                $6,242,000     $9,251,000
                                                                ==========     ==========

NOTE 4.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Equipment and leasehold improvements consisted of the following as of November 30:

                                                                            2000                 2001
                                                                            ----                 ----
         Machinery and equipment..............................            $7,280,000          $ 8,255,000
         Furniture and fixtures...............................               788,000              935,000
         Leasehold improvements...............................             1,213,000            1,359,000
                                                                           ---------          -----------

                                                                           9,281,000           10,549,000
         Less accumulated depreciation and amortization.......             7,241,000            8,020,000
                                                                           ---------          -----------

                                                                          $2,040,000          $ 2,529,000
                                                                          ==========          ===========

NOTE 5.  OTHER ASSETS

         Other assets consisted of the following as of November 30:

                                                                            2000                 2001
                                                                            ----                 ----
         Customer list, net of accumulated amortization
           2000 $68,000 and 2001 $13,000.......................          $   207,000        $      12,000
         Core technology, net of accumulated amortization2000
           $795,000 and 2001 $92,000...........................            4,929,000              300,000
         Assembled workforce, net of accumulated amortization
           2000 $131,000 and 2001 $65,000......................              349,000               60,000
         Goodwill, net of accumulated amortization 2000
           $407,000 and 2001 $157,000..........................            1,523,000              308,000
         Cash surrender value of officers' life insurance.......           1,208,000            1,121,000
         Unsecured notes receivable from stockholders...........             600,000              983,000
         Software development costs, net of accumulated
           amortization 2000 $47,000 and 2001 $93,000...........             522,000            1,790,000
         Long-term deferred tax assets..........................                   -              580,000
         Other .................................................              77,000               72,000
                                                                         -----------          -----------

                                                                          $9,415,000           $5,226,000
                                                                          ==========           ==========

NOTE 6.   NOTES PAYABLE

         The Company has a $5,000,000 line-of-credit agreement with a bank. As of November 30, 2001, there were no borrowings outstanding against the line of credit. Borrowings under the line of credit bear interest at the lesser of the bank's reference rate (5.0% at November 30, 2001) less 0.25% or the bank's LIBOR rate (6.56% at November 30, 2001) plus 2% and are limited to 80% of eligible accounts receivable and 50% of eligible inventories if total liabilities to tangible effective net worth is greater than two to one. In connection with the line-of-credit agreement, the Company has a $650,000 standby letter-of-credit sublimit agreement of which approximately $80,000 was outstanding at November 30, 2001. This line of credit is secured by substantially all of the Company's assets. In connection with its borrowing arrangement, the Company is subject to certain financial covenants. As of November 30, 2001, the Company had approximately $4,920,000 in availability under the line of credit. The line-of-credit borrowings are due on demand. The agreement may be terminated by either party.

NOTE 7.  LONG-TERM DEBT

         The Company has 4% to 5% economic, industrial and business development notes payable at November 30, 2000 and 2001 totaling $331,000 and $263,000, respectively, which mature through 2005. The notes are secured by certain equipment. One of the notes is secured by a fourth trust deed on real property owned by a company related through common ownership to the majority stockholders. As of November 30, 2001, future maturities of long-term debt are as follows: 2002 $70,000; 2003 $73,000; 2004 $76,000 and 2005 $44,000.

NOTE 8.  ACCRUED EXPENSES

         Accrued expenses consisted of the following as of November 30:

                                                      2000             2001
                                                      ----             ----
         Compensation........................       $1,548,000      $  1,373,000
         Other...............................        1,111,000         1,083,000
                                                   -----------       -----------

                                                    $2,659,000        $2,456,000
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

         STOCK OPTION PLANS

         The Company has reserved 3,064,298 shares of common stock for issuance under the Company's 1998 Stock Incentive Plan and 1996 Stock Option Plan, of which 1,854,000 shares are subject to outstanding options as of November 30, 2001. Option prices for the incentive stock options will be 100% of the fair market value of the stock on the date the option is granted with an exercise period of not more than ten years. For incentive options granted to 10% or more stockholders, the option price is 110% of the fair market value of the stock on the date the option is granted with an exercise period of not more than five years. Option prices for the nonqualified stock options shall not be less than 85% of the fair market value of the stock on the date the options are granted with an exercise period of not more than ten years. Vesting terms are determined by the Company at the date of grant. Subsequent to November 30, 2001, the Company has granted additional options to purchase 335,000 shares of common stock.

         STOCK WARRANTS

         The Company issued warrants to purchase 350,000 shares of common stock of the Company, of which approximately 132,000 are outstanding at November 30, 2001, to consultants and an attorney in connection with services provided relating to acquisitions, the Company's initial public offering and for other services. The warrants expire five years from the date granted. The Company's value of the grants were estimated at the measurement date using the Black-Scholes option-pricing model with the following assumptions: no dividends; expected lives of one month to three years; expected amounts to be exercised of 100%; risk free interest rates of 4.32% to 5.58%; and expected volatility of 43% to 45%.

         A summary of the status of the stock option plans and stock warrants and changes during fiscal years 1999, 2000 and 2001 is as follows:

                                                                                                         Weighted
                                                                                                         Average
                                                                                  Number of Shares    Exercise Price
                                                                                  ----------------    --------------
Outstanding, November 30, 1998................................................            426,957         $ 1.35
   Granted (weighted average fair value $4.46)................................          1,355,000           6.64
   Exercised..................................................................           (476,957)         (1.76)
   Forfeited..................................................................                  -              -
                                                                                  ---------------      ---------
Outstanding, November 30, 1999................................................          1,305,000           6.70
   Granted (weighted average fair value $5.46)................................            530,000           7.16
   Exercised..................................................................           (114,334)         (4.91)
   Forfeited..................................................................            (42,000)         (7.08)
                                                                                       -----------        -------
Outstanding, November 30, 2000................................................          1,678,666           6.96
   Granted (weighted average fair value $2.85)................................            581,000           3.86
   Exercised..................................................................                  -              -
   Forfeited..................................................................           (274,000)         (6.78)
                                                                                      ------------        -------

Outstanding, November 30, 2001................................................          1,985,666         $ 6.07
                                                                                  ===============         ======

         A further summary of the options and warrants outstanding at November 30, 2001 is as follows:

                                                                                           Options and Warrants
                   Options and Warrants Outstanding                                             Exercisable
------------------------------------------------------------------------              --------------------------------
                                         Weighted
                                         Average                                                         Weighted
      Range of          Number of        Exercise     Weighted Average                  Number of         Average
  Exercise Prices        Options          Price        Remaining Life                    Options      Exercise Price
--------------------- --------------- --------------- ------------------              --------------- ----------------
  $ 3.50 - $ 4.47          672,666       $  3.80             8.2                          145,627           $3.44
     6.31 - 8.00         1,288,000          7.12             7.9                          608,250            7.01
   13.16 - 14.25            25,000         13.38             8.0                                -               -
--------------------- --------------- --------------- ------------------              --------------- ----------------
--------------------- --------------- --------------- ------------------              --------------- ----------------
  $ 3.50 - $14.25        1,985,666       $  6.07             8.0                          753,877           $6.32
===================== =============== =============== ==================              =============== ================

         There were 837,000 remaining options available for grants under the plans at November 30, 2001.

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

                                              1999           2000             2001
                                              ----           ----             ----
Net income (loss):
   As reported  ......................      $5,827,000       $2,407,000     $(5,945,000)
   Pro forma..........................       5,092,000        1,176,000     $(7,279,000)

Basic earnings per share (loss):
   As reported........................            0.67             0.22           (0.55)
   Pro forma..........................            0.59             0.11           (0.68)

Diluted earnings per share (loss):
   As reported........................            0.64             0.21           (0.55)
   Pro forma..........................            0.56             0.10           (0.68)

         In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing method with the following assumptions for grants in 1999, 2000 and 2001: no dividends; risk-free interest rates of 5.43% to 6.10%; 5.85% to 6.73% and 3.61% to 4.96%, respectively; expected lives of ten years in 1999 and 2000 and five and ten years in 2001; expected amounts to be exercised of 100%; and price volatility of 45% to 69%.

         EMPLOYEE STOCK PURCHASE PLAN

         The Company has a stock purchase plan covering substantially all employees and has reserved 200,000 shares for issuance under this plan. Shares are purchased subsequent to the end of the annual offering period for 85% of the lower of the fair market value on the first day or last day of the Plan year offering period. During the years ended November 30, 2000 and 2001, 14,654 and 40,268 shares were purchased for $76,000 and $158,000, respectively, under the plan. At November 30, 2001, $121,000 was accrued for employee stock purchases which represents approximately 41,000 shares at $2.93 per share.

         RETAINED EARNINGS

         The Company is limited in its ability to declare and pay dividends by the terms of certain debt agreements.

         STOCK REPURCHASE PROGRAM

         The company established a stock repurchase program under which common stock, with an aggregate market value up to $4.0 million, may be acquired in the open market. As of November 30, 2001, the Company has purchased 295,320 shares of common stock in the open market at an average price of $3.71 per share (total $1,096,000) under this program.

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

         Rent expense in fiscal years 1999, 2000 and 2001 was approximately $572,000, $637,000 and $790,000, respectively. Future minimum rental commitments under these leases in the fiscal years ending November 30 are as follows: 2002 $554,000; 2003 $366,000; 2004 $166,000; 2005 $35,000 (total $1,121,000).

         In fiscal years 2000 and 2001, the Company advanced $600,000 and $983,000, respectively, to stockholders in connection with the purchase of split dollar life insurance policies. The Company and the stockholders have executed an unsecured, non-interest-bearing note receivable for the amount of the advance. The note is due on demand, however the Company does not anticipate demanding payment and accordingly has classified this amount as long-term.

NOTE 11.  INCOME TAX MATTERS

         Net deferred tax assets consist of the following components as of November 30:

                                                                                       2000               2001
                                                                                       ----               ----
Deferred tax liabilities:
   Equipment and leasehold improvements................................          $          -           $(21,000)
   Customer list, core technology, assembled workforce and goodwill....              (493,000)          (155,000)
                                                                                 -------------      -------------
                                                                                     (493,000)          (176,000)
                                                                                 -------------      -------------

Deferred tax assets:
   Inventories valuation...............................................                448,000            981,000
   Accounts receivable allowance and valuation.........................                168,000            425,000
   Accrued compensation................................................                195,000            154,000
   Accrued warranty and other..........................................                119,000            273,000
   Deferred revenue....................................................                      -            349,000
   Equipment and leasehold improvements................................                 22,000                  -
   Customer list, core technology, assembled workforce and goodwill....                      -            756,000
   Tax credit carryforwards............................................                383,000            298,000
                                                                                 -------------      -------------
                                                                                     1,335,000          3,236,000
                                                                                 -------------      -------------

   Net deferred tax assets.............................................               $842,000         $3,060,000
                                                                                 =============      =============

         The Company has not established a valuation allowance for the deferred tax assets, because management believes the deferred tax assets are more likely than not to be realized based on current expectations of future earnings and available tax planning strategies.

         The net deferred tax assets have been classified on the accompanying consolidated balance sheets as of November 30 as follows:

                                                                                      2000                2001
                                                                                      ----                ----
Current assets.........................................................             $1,313,000         $2,480,000
Long-term assets.......................................................                      -            580,000
Long-term liabilities..................................................               (471,000)                 -
                                                                                 -------------      -------------
                                                                                     $ 842,000         $3,060,000
                                                                                 =============      =============

         The Company's tax credit carryforwards are available to offset state income taxes of one state and expire in fiscal year 2005.

         The provision (benefit) for income taxes charged to operations for the years ended November 30, 1999, 2000 and 2001 are as follows.

                                                                  1999                2000                2001
                                                                  ----                ----                ----
Current:
   U.S. federal...........................................     $  2,955,000       $  1,013,000         $(1,961,000)
   State..................................................          576,000            204,000              56,000
   Foreign................................................          188,000            218,000             320,000
                                                             --------------     --------------             -------
                                                                  3,719,000          1,435,000          (1,585,000)
                                                              -------------      -------------          -----------

Deferred:
   U.S. federal...........................................         (160,000)          (217,000)         (2,065,000)
   State..................................................         (293,000)           (81,000)           (133,000)
   Foreign................................................          (51,000)            15,000             (20,000)
                                                              -------------     --------------             --------
                                                                   (504,000)          (283,000)         (2,218,000)
                                                               ------------       ------------          -----------

                                                                 $3,215,000         $1,152,000         $(3,803,000)
                                                                 ==========         ==========         ============

         The historical income tax provision for fiscal years 1999, 2000 and 2001 differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following:

                                                                  1999                2000                2001
                                                                  ----                ----                ----
Computed "expected" tax rate (benefit)....................         35%                35%                (35)%
Increase (decrease)
   State income taxes, net of federal benefit.............          4                  5                   -
   Research and development and other tax credits                  (2)               (12)                 (11)
   Goodwill amortization and impairment...............              -                  -                   4
   Other..................................................         (1)                 4                   3
                                                                   ---               -----               -----

                                                                   36%                32%                (39)%
                                                                   ===                ===                =====

         Pretax income (loss) subject to foreign and U.S. income taxes for fiscal year 1999 was: $301,000, $8,741,000, respectively, for fiscal year 2000 was: $475,000 and $3,084,000, respectively, and for fiscal year 2001, was:
$438,000 and $(2,095,000), respectively.

NOTE 12.  MAJOR VENDORS

         The Company purchases key components from two vendors. The Company also sells components to these same vendors. Purchases from these vendors for fiscal years 1999, 2000 and 2001 were as follows:

                                                                   1999              2000                2001
                                                                   ----              ----                ----
        Vendor A......................................         $12,040,000       $10,047,000           $5,906,000
        Vendor B......................................           4,600,000             *                  *

         Net payable or (receivable) balances as of November 30 were as follows:

                                                                   1999              2000                2001
                                                                   ----              ----                ----
        Vendor A...........................................       $287,000          $308,000             $397,000
        Vendor B...........................................      (108,000)             *                  *

*Net purchases were less than 5% of the Company's net sales.

NOTE 13.  SEGMENT INFORMATION, MAJOR CUSTOMERS AND GEOGRAPHICAL INFORMATION

         SEGMENT INFORMATION

         The Company's reportable segments are strategic business units. They are managed separately because each business requires different technology and marketing strategies.

         There are two reportable segments: TROY Systems and TROY Wireless. TROY Systems includes software, firmware, hardware and imaging supplies that provide state-of-the-art payment systems ranging from high security digital check printing systems to electronic payment and funds transfer solutions. TROY Wireless products include software, firmware and hardware that enable enterprises to share intelligent devices like printers either wirelessly or using traditional networks.

         The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are accounted for at amounts that assume the sales or transfers were to unrelated third parties at the current market prices at the time of the transactions.

         Management evaluates the performance of each segment based on income or loss from operations before income taxes.

NOTE 13. SEGMENT INFORMATION, MAJOR CUSTOMERS AND GEOGRAPHICAL INFORMATION (Continued)

         Financial information with respect to the reportable segments follows:

                                                          TROY                            UNALLOCATED
                                                         SYSTEMS        TROY WIRELESS      CORPORATE        TOTAL
                                                   ------------------- ---------------- --------------- --------------
FISCAL YEAR 1999
Revenue:......................................
   Software, firmware and hardware............          $ 1,105,000       $  8,348,000  $         -     $  9,453,000
   Printers and services .....................           26,511,000                  -            -       26,511,000
   Imaging supplies ..........................           24,526,000                  -            -       24,526,000
                                                   ------------------- ---------------- ---------------- --------------
     Total revenue............................           52,142,000          8,348,000            -       60,490,000
Intersegment revenue..........................              305,000          1,064,000            -        1,369,000
Depreciation and amortization expense.........              646,000             63,000      464,000        1,173,000
Interest income...............................                1,000              1,000      229,000          231,000
Interest expense..............................               89,000                  -      145,000          234,000
Segment profit................................           10,420,000            807,000   (2,185,000)       9,042,000
Income taxes (credit).........................            3,704,000            287,000     (776,000)       3,215,000
Net income....................................            6,716,000            520,000   (1,409,000)       5,827,000
Segment assets................................           17,390,000          3,059,000   17,826,000       38,275,000
Expenditures for segment assets...............              558,000             65,000            -          623,000

FISCAL YEAR 2000
Revenue:......................................
   Software, firmware and hardware............            3,136,000          9,362,000            -       12,498,000
   Printers and services .....................           13,654,000                  -            -       13,654,000
   Imaging supplies ..........................           27,078,000                  -            -       27,078,000
                                                   ------------------- ---------------- ---------------- --------------
     Total revenue............................           43,868,000          9,362,000            -       53,230,000
Intersegment revenue..........................              712,000            208,000            -          920,000
Depreciation and amortization expense.........              518,000            331,000      831,000        1,680,000
Interest income...............................                1,000                  -      864,000          865,000
Interest expense..............................               17,000                  -        2,000           19,000
Segment profit................................            6,429,000            759,000   (3,629,000)       3,559,000
Income taxes (credit).........................            2,597,000            307,000   (1,752,000)       1,152,000
Net income....................................            3,832,000            452,000   (1,877,000)       2,407,000
Segment assets................................           16,353,000          6,355,000   25,621,000       48,329,000
Expenditures for segment assets...............              529,000            230,000            -          759,000

FISCAL YEAR 2001
Revenue:......................................
   Software, firmware and hardware............            3,670,000         11,136,000            -       14,806,000
   Printers and services .....................           10,386,000                  -            -       10,386,000
   Imaging supplies ..........................           24,310,000                  -            -       24,310,000
                                                   ------------------- ---------------- ---------------- --------------
     Total revenue............................           38,366,000         11,136,000            -       49,502,000
Intersegment revenue..........................              230,000             54,000                       284,000
Depreciation and amortization expense.........              588,000            606,000      865,000        2,059,000
Impairment of Long-Lived Assets...............           (1,945,000)        (3,689,000)           -       (5,634,000)
Interest income...............................                    -                  -      515,000          515,000
Interest expense..............................              (80,000)                 -      (58,000)        (138,000)
Segment profit (loss).........................            4,760,000         (6,747,000)  (7,761,000)      (9,748,000)
Income taxes (credit).........................            1,719,000         (2,380,000)  (3,142,000)      (3,803,000)
Net income (loss).............................            3,041,000         (4,367,000)  (4,619,000)      (5,945,000)
Segment assets................................           13,395,000         10,259,000   29,327,000       52,981,000
Expenditures for segment assets...............              420,000            770,000       31,000        1,221,000

NOTE 13. SEGMENT INFORMATION, MAJOR CUSTOMERS AND GEOGRAPHICAL INFORMATION (Continued)

         The following schedule is presented to reconcile fiscal years 1999, 2000 and 2001 amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements.

                                                                           1999            2000             2001
                                                                           ----            ----             ----
Assets
   Total assets of reportable segments...........................       $38,275,000     $48,329,000      $52,981,000
   Intersegment receivables......................................          (132,000)     (4,797,000)     (14,928,000)
   Investment in subsidiaries....................................          (763,000)       (957,000)        (382,000)
   Other.........................................................           (25,000)              -                -
                                                                        -----------    -------------     -----------
     Consolidated assets.........................................       $37,355,000     $42,575,000      $37,671,000
                                                                        ===========    =============     ===========

Revenue
   Total revenue of reportable segments..........................       $60,490,000     $53,230,000      $49,502,000
   Intersegment revenue..........................................        (1,369,000)       (920,000)        (284,000)
                                                                        -----------    -------------     -----------
     Consolidated revenue........................................       $59,121,000     $52,310,000      $49,218,000
                                                                        ===========    =============     ===========

         During fiscal year ended November 30, 2001, the Company reorganized the business units included in the reportable segments and retroactively reclassified the information for fiscal years ended November 30, 2000 and 1999.

         MAJOR CUSTOMERS

         In fiscal year 1999, the Company had sales to a customer that individually accounted for 11.4% of the Company's total net sales. Sales to this customer in fiscal years 2000 and 2001 were less than 10% of the Company's net sales.

         In addition, in fiscal year 1999, the Company had sales to another customer that individually accounted for 19.9% of the Company's total net sales. Sales to this customer in fiscal years 2000 and 2001 were less than 10% of the Company's net sales.

         All sales to major customers occurred within the TROY Systems segment.

         GEOGRAPHIC INFORMATION

         The Company operates in both U.S. and foreign markets. Geographic sales information is based on the ordering location of the customer. Equipment and leasehold improvements information is based on the physical location of the assets. The following is net sales and equipment and leasehold improvements by geographic region:

                                                                                     All other
                                                                United States        Countries            Total
                                                              ------------------- ----------------- ------------------
FISCAL YEAR 1999
Net sales................................................          $51,350,000        $ 7,771,000       $59,121,000
Equipment and leasehold improvements, net................            1,695,000            168,000         1,863,000

FISCAL YEAR 2000
Net sales................................................          $45,154,000        $ 7,156,000       $52,310,000
Equipment and leasehold improvements, net................            1,859,000            181,000         2,040,000

FISCAL YEAR 2001
Net sales................................................          $41,876,000         $7,342,000       $49,218,000
Equipment and leasehold improvements, net................            2,349,000            180,000         2,529,000

NOTE 14. IMPAIRMENT OF LONG-LIVED ASSETS

         During the fourth quarter of fiscal year 2001, the Company initiated an analysis of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), to determine if there was impairment of its long-lived assets. This analysis was initiated due to changes in the Company's business environment, which were highlighted during the Company's annual business planning process, and certain changes in Company's management. This analysis was done on a business unit by unit basis as it was determined that these units were independent of each other and were the lowest level for which cash flows could be identified. The business units identified were similar to the businesses acquired by the Company since 1998. The analysis demonstrated that the acquired print server products and technologies were at or approaching their end-of life and that the ACH processing services were not generating the cash flows anticipated when this business unit was acquired. The Company completed this analysis with the assistance of an independent valuation firm. The analysis indicated that these business units would not generate sufficient positive cash flows over the projected period of five years, which approximated the remaining life of the long-lived assets, and that there was no current value or residual value beyond the value of the net current assets and certain property and equipment. Substantially all of the intangible assets of certain of these business units were written off at November 30, 2001 because they are projected to generate insufficient positive cash flows. Certain property and equipment of these business units were not written off because they continue to be used in operations and were determined to have value. As a result of this analysis, the Company recorded a charge in 2001 of $5,634,000 for the impairment of long-lived assets on a business unit by unit basis as follows:

                           BUSINESS UNIT             AMOUNT       SEGMENT
                           ----------------------------------------------
                           XCD......................$1,085,000    Troy Wireless
                           American Development......1,945,000    Troy Systems
                           CableNet..................2,074,000    Troy Wireless
                           ESI.........................530,000    Troy Wireless
                                                       -------
                                            Total   $5,634,000
                                                    ==========


         The amortization expense recorded for these assets in 2001 prior to the recorded impairment charge was $1,261,000.

         At November 30, 2001, the Company has $2,470,000 in intangible assets and capitalized software development costs that are currently determined to be not impaired. The capitalized software development costs relate to new Troy Wireless products and StarACH(TM), the Company's newest ACH software product. The Company has invested considerable internal resources in developing these new products, and expects them to contribute to the Company's future sales growth. Amortization expense on these intangible assets in 2002 is projected to be approximately $520,000.

NOTE 15.  CASH FLOW AND OTHER INFORMATION

                                                                     1999               2000              2001
                                                              ------------------- ----------------- ------------------
Cash paid for:
   Interest............................................           $   258,000        $     20,000        $  139,000
                                                                   ==========          ==========       ===========

   Income taxes........................................            $2,286,000          $2,433,000       $   418,000
                                                                   ==========          ==========       ===========

Supplemental schedule of noncash operating, investing
   and financing activities:
   Purchase of  Telgate Equipment Corporation in
        1999, American Development, Inc. and
        Cablenet Technologies in 2000 and Extended
        Systems Incorporated in 2001:
      Total purchase price.............................            $  924,000          $5,740,000        $2,051,000
      Less fair value of common stock and stock
         warrants issued in connection with the
         acquisition...................................               625,000           2,500,000                  -
                                                                   ----------         -----------       ------------

   Cash purchase price.................................            $  299,000          $3,240,000        $2,051,000
                                                                   ==========          ==========       ===========

   Accounts receivable charged off.....................            $  121,000         $   536,000       $   420,000
                                                                   ==========         ===========       ===========

   Fair value of stock warrants issued in connection
   with the Company's initial public offering..........            $  335,000         $         -       $         -
                                                                   ==========         ===========       ===========

   Fair value of stock warrants issued for services....            $        -         $   120,000       $         -
                                                                   ==========         ===========       ===========

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   February 28, 2002                   TROY GROUP, INC.


                                             By  /s/ Patrick J. Dirk
                                                 ---------------------------
                                                 Patrick J. Dirk
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 28, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                                                        TITLE

/s/ Patrick J. Dirk                           Chairman and Chief Executive
--------------------------------------        Officer (Principal Executive
Patrick J. Dirk                               Officer)



/s/ Brian P. Dirk                             Vice Chairman, Senior Vice
--------------------------------------        President, and Secretary
Brian P. Dirk


/S/ James W. Klingler                         Vice President-Finance, Treasurer
--------------------------------------        and Chief Financial Officer
James W. Klingler                             (Principal Financial and
                                              Accounting Officer)


/s/ Norman B. Keider                          Director
--------------------------------------
Norman B. Keider


/s/ Dr. Harold L. Clark                       Director
--------------------------------------
Dr. Harold L. Clark


/s/ John B. Zaepfel                           Director
--------------------------------------
John B. Zaepfel

                                TROY GROUP, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                   For the fiscal year ended November 30, 2001

Item No.   Description                                                             Method of Filing
--------   -----------                                                             ----------------
   2.1     Merger Purchase Agreement dated October 28, 1998 between
           TROY Group, TROY Merger Subsidiary, Inc. and XCD
           Incorporated and its stockholders.......................    Incorporated by reference to Exhibit 2.1 to
                                                                       TROY Group's Registration Statement on Form
                                                                       S-1 (File No.  333-51523).

   3.1     Certificate of Incorporation of TROY Group..............    Incorporated by reference to Exhibit 3.1 to
                                                                       TROY Group's Registration Statement on Form
                                                                       S-1 (File No.  333-51523).

   3.2     Bylaws of TROY Group....................................    Incorporated by reference to Exhibit 3.2 to
                                                                       TROY Group's Registration Statement on Form
                                                                       S-1 (File No.  333-51523).

  10.1     Lease dated March 16, 1995 between TROY Systems
           International, Inc. and Ragco, as amended on May 18, 1998.  Incorporated by reference to Exhibit 10.1 to
                                                                       TROY Group's Registration Statement on Form
                                                                       S-1 (File No.  333-51523).

  10.2     Amendment to the Lease dated August 24, 2000 between
           TROY Systems International, Inc. and Ragco, a general
           partnership.............................................    Incorporated by reference to Exhibit 10.1 to
                                                                       TROY Group's Form 10-Q for the quarter ended
                                                                       August 31, 2000 (File No.  000-24413).

  10.3     Lease dated July 28, 1993 between Dirk Investments, Inc.
           and TROY Group..........................................    Incorporated by reference to Exhibit 10.2 to
                                                                       TROY Group's Registration Statement on Form
                                                                       S-1 (File No.  333-51523).

  10.4     Lease Amendment to Lease dated July 28, 1993 between
           Dirk Investments, Inc. and TROY Group...................    Incorporated by reference to Exhibit 10.3 to
                                                                       TROY Group's Registration Statement on Form
                                                                       S-1 (File No.  333-51523).



  10.5     Addendum to Lease dated March 16, 1995 between Dirk
           Investments, Inc. and TROY Group........................   Incorporated by reference to Exhibit 10.4 to
                                                                      TROY Group's Registration Statement on Form
                                                                      S-1 (File No.  333-51523).

  10.6     Lease Amendment to Lease dated September 1, 1996 between
           Dirk Investments, Inc. and TROY Group...................   Incorporated by reference to Exhibit 10.5 to
                                                                      TROY Group's Registration Statement on Form
                                                                      S-1 (File No.  333-51523).

  10.7     Lease dated March 1, 1998 between Sanwa Bank California
           and XCD, Inc. and a Consent to Assignment of Lease,
           Assignment and Acceptance dated October 23, 1998 between
           Sanwa Bank California, XCD, Inc. and TROY XCD, Inc......   Incorporated by reference to Exhibit 10.6 to
                                                                      TROY Group's Registration Statement on Form
                                                                      S-1 (File No.  333-51523).

  10.8     1996 Stock Option Plan..................................   Incorporated by reference to Exhibit 10.7 to
                                                                      TROY Group's Registration Statement on Form
                                                                      S-1 (File No.  333-51523).

  10.9     1998 Stock Incentive Plan, as amended...................   Incorporated by reference to Exhibit 10.2 to
                                                                      TROY Group's Form 10-Q for the quarter ended
                                                                      August 31, 2000 (File No. 000-24413).

  10.10    1998 Employee Stock Purchase Plan.......................   Incorporated by reference to Exhibit 10.9 to
                                                                      TROY Group's Registration Statement on Form
                                                                      S-1 (File No.  333-51523).

  10.11    Non-Competition Agreement dated November 27, 1996
           between Robert Messina and Troy Group...................   Incorporated by reference to Exhibit 10.12 to
                                                                      Troy Group's Registration Statement on Form
                                                                      S-1 (File No.  333-51523).
  10.12    Restated Consulting Agreement dated October 1, 1997
           between TROY Group and Broadland Capital Partners, as
           amended through November 1, 1999........................   Incorporated by reference to Exhibit 10.11 to
                                                                      TROY Group's Annual Report on Form 10-K for
                                                                      the fiscal year ended November 30, 1999 (File
                                                                      No.  000-24413).



  10.13    Form of Indemnification Agreement for directors and
           executive officers of TROY Group........................   Incorporated by reference to Exhibit 10.14 to
                                                                      TROY Group's Registration Statement on Form
                                                                      S-1 (File No.  333-51523).

  10.14    MICR Supplies Agreement dated February 6, 1998 between
           TROY Group and IBM Printing Systems Company (1).........   Incorporated by reference to Exhibit 10.15 to
                                                                      TROY Group's Registration Statement on Form
                                                                      S-1 (File No.  333-51523).

  10.15    Form of Tax Agreement Relating to S Corporation
           Distributions by and between TROY Group and the Dirk
           Stockholders............................................   Incorporated by reference to Exhibit 10.16 to
                                                                      TROY Group's Registration Statement on Form
                                                                      S-1 (File No.  333-51523).

  10.16    Loan Agreement and Security Agreement dated October 20,
           1998 between TROY Group and Comerica Bank-California....   Incorporated by reference to Exhibit 10.17 to
                                                                      TROY Group's Registration Statement on Form
                                                                      S-1 (File No.  333-51523).

  10.17    Amendment No. 1 to Loan and Security Agreement (Accounts
           and Inventory) dated October 28, 1999 between TROY Group
           and Comerica Bank-California............................   Incorporated by reference to Exhibit 10.16 to
                                                                      TROY Group's Annual Report on Form 10-K
                                                                      for the fiscal year ended November 30, 1999
                                                                      (File No. 000-24413).

  10.18    Variable Rate Installment Note dated October 20, 1998 in
           favor of Comerica Bank-California.......................   Incorporated by reference to Exhibit 10.18 to
                                                                      TROY Group's Registration Statement on Form
                                                                      S-1 (File No.  333-51523).

  10.19    Variable Rate Installment Note dated October 20, 1998 in
           favor of Comerica Bank-California.......................   Incorporated by reference to Exhibit 10.19 to
                                                                      TROY Group's Registration Statement on Form
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



  10.21    Guaranty dated October 20, 1998 by the majority
           stockholders............................................    Incorporated by reference to Exhibit 10.20 to
                                                                       TROY Group's Registration Statement on Form
                                                                       S-1 (File No.  333-51523).

  10.22    Letter dated October 3, 1997 to RAGCO from TROY Group...
                                                                       Incorporated by reference to Exhibit 10.21 to
                                                                       TROY Group's Registration Statement on Form
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

  10.24    Reseller Agreement dated April 1, 1996 between TROY
           Group and Hewlett-Packard Company (1)...................    Incorporated by reference to Exhibit 10.24 to
                                                                       TROY Group's Registration Statement on Form
                                                                       S-1 (File No.  333-51523).

  10.25    Joinder Agreement dated March 3, 2000 between TROY AMDev
           and Comerica Bank - California..........................    Incorporated by reference to Exhibit 10.25 to
                                                                       TROY Group's Annual Report on Form 10-K for
                                                                       the fiscal year ended November 30, 2000 (File
                                                                       No. 000-24413).

  10.26    Amendment No. 2 to Loan and Security Agreement (Accounts
           and Inventory) dated October 1, 2000 among TROY Group,
           TROY Systems International, TROY XCD and Comerica
           Bank-California.........................................    Incorporated by reference to Exhibit 10.26 to
                                                                       TROY Group's Annual Report on Form 10-K for the
                                                                       fiscal year ended November 30, 2000 (File No.
                                                                       000-24413).

  10.27    Asset Purchase Agreement, dated as of May 30, 2001,
           among TROY Group, Extended Systems of Idaho and Extended
           Systems Incorporated....................................    Incorporated by reference to Exhibit 2.1 to
                                                                       TROY Group's Current Report on Form 8-K filed
                                                                       on June 14, 2001 (File No. 000-24413).

  10.28    Separation Agreement and Release Letter, dated as of
           November 1, 2001 between TROY Group and Robert S. Messina.  Filed herewith.

  21.1     Subsidiaries of the Registrant..........................    Filed herewith.



  23.1     Consent of McGladrey & Pullen, LLP, Independent Auditors   Filed herewith.

---------------------------------

(1) Confidential treatment has been requested with respect to designated portions contained within such document. Such portions have been omitted and filed separately with the Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.