Form 10-Q
period 2002-02-28
TROY GROUP INC
filed 2002-04-11
CIK 1060595

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 000-24413

TROY GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0807798 (I.R.S. Employer Identification No.)
2331 South Pullman Street Santa Ana, California (Address of principal executive offices)	92705 (Zip code)

(949) 250-3280
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of March 29, 2002, there were 10,962,157 shares of our common stock outstanding.

TROY GROUP, INC.
Quarterly Report on Form 10-Q for the
Quarterly Period Ended February 28, 2002

INDEX

		Page No.

PART I:	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets February 28, 2002 and November 30, 2001	3
	Consolidated Statements of Operations for the Three Months ended February 28, 2002 and February 28, 2001	4
	Consolidated Statements of Cash Flows for the Three Months ended February 28, 2002 and February 28, 2001	5
	Notes to Consolidated Financial Statements	6-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
PART II:	OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 2.	Changes in Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15

PART I: FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

TROY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	February 28, 2002	November 30, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,680	$1,874
Investment in available-for-sale securities	3,488	5,181
Accounts receivable, less allowance for doubtful accounts of $1,124 and $1,130, respectively	9,155	9,713
Income tax refund receivable	1,133	1,059
Inventories	9,445	9,251
Prepaid expenses and other	380	358
Deferred tax assets	2,480	2,480

Total current assets	29,761	29,916
Equipment and leasehold improvements, net	2,427	2,529
Other assets	5,219	5,226

Total assets	$37,407	$37,671

Liabilities and Stockholders' Equity
Current liabilities:
Checks issued not yet presented for payment	$1,707	$664
Current portion of long-term debt	59	70
Accounts payable	2,863	4,418
Accrued expenses	2,531	2,456
Deferred service revenue	1,270	1,138

Total current liabilities	8,430	8,746

Long-term debt, net of current portion	187	193
Stockholders' equity:
Preferred stock, no par value, authorized 5,000,000 shares, issued none	—	—
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued and outstanding 2002 10,962,157 shares; and 2001 10,921,032 shares	110	109
Additional paid-in capital	21,084	20,966
Retained earnings	8,771	8,753

	29,965	29,828
Less cost of treasury stock — 320,565 common shares in 2002 and 295,320 in 2001	1,175	1,096

Total stockholders' equity	28,790	28,732

Total liabilities and stockholders' equity	$37,407	$37,671

See Notes to Consolidated Financial Statements.

TROY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	February 28, 2002	February 28, 2001
Net sales	$13,571	$11,309
Cost of goods sold	7,774	6,856

Gross profit	5,797	4,453

Operating expenses:
Selling, general and administrative	3,779	4,016
Research and development	1,881	1,298
Amortization of intangible assets	130	320

Operating income (loss)	7	(1,181)
Interest income	44	210
Interest expense	(29)	(19)

Income (loss) before income taxes (credits)	22	(990)
Provision for income taxes (credits)	4	(405)

Net income (loss)	$18	$(585)

Net income (loss) per share:
Basic	$—	$(.05)

Diluted	$—	$(.05)

Weighted-average shares outstanding:
Basic	10,646	10,921

Diluted	10,705	10,921

See Notes to Consolidated Financial Statements.

TROY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	February 28, 2002	February 28, 2001
Cash flows from operating activities:
Net income (loss)	$18	$(585)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	321	510
Provision (recovery) for doubtful accounts	(5)	—
Deferred taxes	—	(29)
Accretion of investment discounts	(30)	(140)
Changes in working capital components, net of effects from acquisition of companies
(Increase) decrease in:
Accounts receivable	563	912
Income tax refund receivable	(74)	(512)
Inventories	(193)	(1,864)
Prepaid expenses and other	(21)	(10)
Increase (decrease) in:
Accounts payable	(551)	1,781
Accrued expenses	(932)	(303)
Deferred service revenue	132	73

Net cash used in operating activities	(772)	(167)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(90)	(321)
Purchase of available-for-sale securities	(1,449)	(3,985)
Maturities of available-for-sale securities	3,172	2,642
Increase in other assets, net	(123)	(58)

Net cash provided by (used in) investing activities	1,510	(1,722)

Cash flows from financing activities:
Net borrowings on revolving line of credit	—	246
Payments on notes payable	(17)	(17)
Increase (decrease) in checks issued not presented for payment	1,043	(588)
Proceeds from issuance of common stock	121	158
Purchase of treasury stock	(79)	—

Net cash provided by (used in) financing activities	1,068	(201)

Net increase (decrease) in cash and cash equivalents	1,806	(2,090)
Cash and cash equivalents, beginning of period	1,874	2,090

Cash and cash equivalents, end of period	$3,680	$—

See Notes to Consolidated Financial Statements.

TROY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Basis of Presentation

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended February 28, 2002 are not necessarily indicative of the results that may be expected for the year ended November 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for its fiscal year ended November 30, 2001 (File No. 000-24413).

Note 2. Inventories

        Inventories consisted of the following as of February 28, 2002 and November 30, 2001 (amounts in thousands):

	February 28, 2002	November 30, 2001
Raw materials	$5,323	$6,997
Work-in-process	1,036	455
Finished goods	4,838	4,306
Reserve for slow moving and obsolete inventories	(1,752)	(2,507)

Total	$9,445	$9,251

Note 3. Investment in Available-for-sale Securities

        As of February 28, 2002, the Company had approximately $3.5 million in corporate debt securities with contractual maturity dates of up to one year, which management has determined should be classified as available-for-sale. Market values approximated carrying values. Accordingly, no unrealized gains or losses were recorded at February 28, 2002. There were no gains or loss recognized for the three months ended February 28, 2002 or February 28, 2001.

Note 4. Stock Option and Stock Warrant Plans

        During the three months ended February 28, 2002, the Company granted options to employees to acquire 210,000 shares of common stock at a weighted-average exercise price of $4.30 per share and 271,000 options were forfeited at a weighted-average exercise price of $6.64 per share. The following is a summary of total outstanding options and stock warrants at February 28, 2002:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Options	Weighted- Average Exercise Price
$2.94—4.51	882,666	$3.91	7.9 years	196,385	$3.60
$6.31—8.75	1,017,000	$7.25	7.6 years	608,250	$7.01
$13.16—14.25	25,000	$13.38	7.8 years	—	—

	1,924,666			804,635

        At February 28, 2002, there were 907,000 shares remaining available for grant under the Company's option plans.

Note 5. Net Income Per Share

        The following table sets forth the computation of basic and diluted net income per share:

	Three months ended
	February 28, 2002	February 28, 2001
	(amounts in thousands, except per share data)
Numerator for basic and diluted net income per share:
Net income (loss)	$18	$(585)

Denominator:
Denominator for basic net income (loss) per share — weighted-average shares outstanding	10,646	10,921
Effect of employee stock options and warrants	59	—

Denominator for diluted net income (loss) per share	10,705	10,921

Net income (loss) per share:
Basic	$—	$(0.05)

Diluted	$—	$(0.05)

Note 6. Business Combination

Extended Systems Incorporated

        On May 31, 2001, the Company acquired certain assets and assumed certain liabilities of Extended Systems Incorporated, a print server manufacturer, in exchange for $1,672,000 in cash and $504,000 in direct expenses. The total acquisition cost was $2,051,000 and was allocated as follows:

Inventories	$1,600,000
Equipment	46,000
Goodwill	530,000
Current liabilities assumed	(125,000)

$2,051,000

        The acquisition has been accounted for as a purchase. Since the acquisition occurred on the last day of the second quarter of FY 2001, no results of operations for Extended Systems Incorporated are included in the Company's consolidated financial statements for the three months ended February 28, 2001.

Unaudited pro forma information

        Unaudited pro forma consolidated results of operations for the three months ended February 28 2001 as though Extended Systems Incorporated had been acquired as of December 1, 2000 are as follows (amounts in thousands, except per share data):

Three Months Ended February 28, 2001

Sales	$15,323

Pro forma net loss	$(579)

Pro forma net loss per share:
Basic	$(.05)

Diluted	$(.05)

        The above amounts reflect pro forma adjustments for amortization of intangibles and number of shares outstanding. This pro forma financial information does not purport to be indicative of the results of operations had the Extended Systems Incorporated acquisition actually taken place at the earlier date.

Note 7. Segment Information

        The following tables summarize revenues and net income (loss) by operating segment and unallocated corporate for the three months ended February 28, 2002 and February 28, 2001:

	Three months ended
	February 28, 2002	February 28, 2001
	(amounts in thousands)
Revenues:
Troy Systems	$10,391	$9,604
Troy Wireless	3,256	1,758
Less intersegment revenue	(76)	(53)

	$13,571	$11,309

Net income (loss):
Troy Systems	$1,475	$638
Troy Wireless	(739)	(547)
Unallocated Corporate	(717)	(676)

	$18	$(585)

        Certain reclassifications have been made to the February 28, 2001 segment information to conform to the February 28, 2002 presentation.

	February 28, 2002	November 30, 2001
Segment Assets:
Troy Systems	$12,967	$13,395
Troy Wireless	10,052	10,259
Unallocated Corporate	29,573	29,327

	$52,592	$52,981

        The following schedule is presented to reconcile February 28, 2002 and November 30, 2001 segment assets to the amounts reported in the Company's consolidated financial statements (amounts in thousands).

	February 28, 2002	November 30, 2001
Total Assets of Reportable Segments	$52,592	$52,981
Intersegment Receivables	(14,803)	(14,928)
Investment in Subsidiaries	(382)	(382)

Consolidated assets	$37,407	$37,671

Note 8. Cash Flow Information

        Supplemental disclosure of cash flow information

	Three months ended
	February 28, 2002	February 28, 2001
	(amounts in thousands)
Cash paid during the period for:
Interest	$29	$18

Income taxes	$3	$35

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

        We own or have rights to trademarks that we use in connection with the sale of our products. TROY®, eCheck Secure™, PrintraNet™, TROYmark™, StarACH™, Etherwind™, Windconnect™, Windport™, EtherSync™, Exact MICR Technology™ (ExMT™) and Exact Positioning Technology™ (ExPT™) are among the trademarks that we own. This report also makes reference to trademarks and trade names of other companies.

Background

        TROY Group, Inc. is a leading worldwide provider of enterprise output solutions. For the past three years we have been expanding beyond our core business in digital check printing systems and related consumables by developing electronic payment systems and wired and wireless networking solutions. Most of this new product expansion was accomplished through the acquisition and further investment in five small technology companies. These acquisitions have been organized under two primary business segments: TROY Systems and TROY Wireless.

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

        TROY Wireless provides hardware and software solutions that enable enterprises to share intelligent devices like printers either wirelessly or using traditional networks. We have been a premiere supplier of hardwired network printing solutions since 1991. Our wireless products allow a wide range of devices to exchange information via Bluetooth™ and 802.11b short-range radio connections. Brother Industries, Ltd., Sony Corporation, Seiko Epson Corporation and DaimlerChrysler AG are among the TROY Wireless customers that have purchased products during the last 12 months.

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

Results of Operations

        The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of net sales:

	Three Months Ended
	February 28, 2002	February 28, 2001
Net sales	100.0%	100.0%
Cost of goods sold	57.3	60.6

Gross Profit	42.7	39.4
Selling, general and administrative expenses	27.8	35.5
Research and development expenses	13.9	11.5
Amortization of intangible assets	1.0	2.8

Operating income (loss)	—	(10.4)
Interest income	0.3	1.8
Interest expense	(0.2)	(0.2)

Income (loss) before income taxes (credits)	0.1	(8.8)
Provision for income taxes (credits)	—	(3.6)

Net income (loss)	0.1%	(5.2)%

Three Months Ended February 28, 2002 Compared to Three Months Ended February 28, 2001

        Net Sales.    Our net sales were $13.6 million for the three months ended February 28, 2002, with $10.4 million attributable to Troy Systems and $3.2 million attributable to Troy Wireless. Net sales in the three months ended February 28, 2002 increased by $2.3 million, or 20%, from $11.3 million in the three months ended February 28, 2001. This increase in net sales represents a $0.7 million increase in sales of our laser printers, proprietary imaging supplies, services, and electronic payment solutions, and an increase of $1.5 million in sales of our wireless and connectivity products, primarily due to the acquisition of certain assets of Extended Systems, Inc. Net sales were not significantly affected by price changes. We anticipate that net sales from the wired connectivity products will decline as these products are at or approaching end of life.

        Cost of Goods Sold.    Cost of goods sold increased by $0.9 million or 13.4% to $7.8 million in the three months ended February 28, 2002 from $6.9 million in the three months ended February 28, 2001. This increase was primarily due to increased net sales. Cost of goods sold as a percentage of net sales decreased to 57.3% in the three months ended February 28, 2002 from 60.6% in the three months ended February 28, 2001, primarily due to cost reductions and a shift in mix to higher margin products.

        Gross Profit.    As a result of the above factors, gross profit increased by $1.3 million to $5.8 million in the three months ended February 28, 2002 from $4.5 million in the three months ended February 28, 2001. Gross profit as a percentage of net sales increased to 42.7% in the three months ended February 28, 2002 from 39.4% in the three months ended February 28, 2001.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $200,000 or 5.9% to $3.8 million in the three months ended February 28, 2002 from $4.0 million in the three months ended February 28, 2001. This decrease was due primarily to cost reduction efforts in Troy Systems which have resulted in lower administrative expenses, partially offset by increased selling and marketing expenses in Troy Wireless. Selling, general and administrative expenses as a percentage of net sales decreased to 27.8% in the three months ended February 28, 2002 from 35.5% in the three months ended February 28, 2001.

        Research and Development Expenses.    Research and development expenses increased by $600,000 or 44.9% to $1.9 million in the three months ended February 28, 2002 from $1.3 million in the three months ended February 28, 2001. Of this increase, approximately $300,000 was due to development expenses for our electronic payment solutions and $300,000 was due to development for our wireless products. The total research and development expenses for 2002 included $1.1 million for Troy Systems and $.8 million for Troy Wireless. Research and development expenses as a percentage of net sales was 13.9% in the three months ended February 28, 2002 and 11.5% in the three months ended February 28, 2001.

        Amortization of Intangible Assets.    Amortization of intangible assets decreased by $190,000 or 59.4% to $130,000 in the three months ended February 28, 2002 from $320,000 in the three months ended February 28, 2001. This decrease was the result of the write-down of impaired long-lived assets at the end of fiscal year 2001.

        Operating Income (Loss).    As a result of the above factors, operating income increased by $603,000 to $18,000 in the three months ended February 28, 2002 from a loss of $(585,000) in the three months ended February 28, 2001. Operating income as a percentage of net sales was 0% in the three months ended February 28, 2002 compared to (10.4)% in the three months ended February 28, 2001.

        Interest Income.    Interest income decreased by $166,000 to $44,000 in the three months ended February 28, 2002 from $210,000 in the three months ended February 28, 2001. This decrease is the result of reductions in our investment in available-for-sale securities due to an acquisition, our stock repurchase program and working capital requirements.

        Interest Expense.    Interest expense increased by $10,000 to $29,000 in the three months ended February 28, 2002 from $19,000 in the three months ended February 28, 2001. This increase was due to increased borrowings under our line of credit.

        Income Taxes.    Income taxes increased to a $4,000 tax expense in the three months ended February 28, 2002 from a $405,000 tax credit in the three months ended February 28, 2001. This increase is a result of increased income before income taxes. Income taxes (credits) as a percentage of pretax income (loss) were 18% in the three months ended February 28, 2002 compared to (41)% in the three months ended February 28, 2001.

Liquidity and Capital Resources

        Cash flows used by operating activities were $772,000 in the three months ended February 28, 2002 compared to $167,000 used by operating activities in the three months ended February 28, 2001. This increase was due primarily to a decrease in accounts payable and accrued expenses, offset by a decrease in accounts receivable, and a net income of $18,000 in 2002 compared to a net loss of $585,000 in 2001. The accounts receivable decrease resulted primarily from collections.

        Cash flows provided by investing activities were $1.5 million in the three months ended February 28, 2002 compared to $1.7 million used in the three months ended February 28, 2001. Included in cash flows provided by investing activities in the three months ended February 28, 2002 was $1.7 million in net maturities of available-for-sale securities. In connection with split-dollar life insurance arrangements with our major stockholder, we are committed to funding the premium on three life insurance policies for the foreseeable future. Annual premiums on these policies are approximately $563,000 per year for the next five years.

        Cash flows provided by financing activities were $1.1 million in the three months ended February 28, 2002 compared to cash flows used in financing activities of $201,000 in the three months ended February 28, 2001. Included in cash flows provided by financing activities in the three months ended February 28, 2002 was $121,000 in proceeds from issuance of common stock under our employee stock purchase plan and $1.0 million provided by the increase of checks issued not presented for payment.

        We currently have a $5.0 million general line of credit with Comerica Bank—California, which is secured by substantially all of our assets and is subject to certain financial covenants. In connection with the general line of credit agreement, we have a $650,000 standby letter of credit sublimit agreement of which $80,000 was outstanding at February 28, 2002. As of February 28, 2002, there were no borrowings outstanding against the general line of credit and $4.9 million was available under the general line of credit. The general line of credit has no expiration date.

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

        In March 2001, Troy established a stock repurchase program under which Troy's common stock, with an aggregate market value up to $4.0 million, may be acquired in the open market. As of February 28, 2002, Troy has purchased approximately 320,565 shares of common stock in the open market, at an average price of $3.67 per share, under the stock repurchase program. Approximately $2.8 million remains available for future common stock repurchases.

Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), Business Combinations, and Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. The Company will adopt as of the beginning of fiscal year 2003. We are in the process of determining the expected impact on earnings and existing goodwill and other intangibles upon adoption, which will include the elimination of goodwill amortization and may include additional impairment. As of February 28, 2002, unamortized goodwill totaled $308,000.

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

        We do not utilize derivative financial instruments. Accordingly, our exposure to market risk is through our investments in available-for-sale securities and our bank debt which bears interest at variable rates. Available-for-sale securities consist of corporate debt and marketable equity securities. These securities generally have contractual maturity dates of up to one year. At February 28, 2002, market values approximated carrying values. Due to the short-term maturities of these securities, management believes that there is no significant market risk. At February 28, 2002, we had approximately $7.2 million in cash, cash equivalents and investments in available-for-sale securities, and, accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the amount of interest earned of $72,000. The bank debt is a revolving line of credit. All borrowings bear interest based upon the reference rate per annum as announced by the bank (5.0% at February 28, 2002) less 0.25%. At February 28, 2002, there were no amounts outstanding under the line of credit agreement and, accordingly, a sustained increase in the reference rate of 1% would not cause our annual interest expense to change.

PART II: OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

        Not applicable.

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5—OTHER INFORMATION

        None.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.
	Exhibit Number	Description

None.
(b)	Reports on Form 8-K
None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TROY GROUP, INC.

April 11, 2002	/s/ PATRICK J. DIRK Patrick J. Dirk Chairman, President and Chief Executive Officer

/s/ JAMES W. KLINGLER James W. Klingler Vice President-Finance, Treasurer and Chief Financial Officer

QuickLinks

FORM 10-Q
INDEX
PART I: FINANCIAL INFORMATION
  ITEM 1—FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Note 1. Basis of Presentation
  Note 2. Inventories
  Note 3. Investment in Available-for-sale Securities
  Note 4. Stock Option and Stock Warrant Plans
  Note 5. Net Income Per Share
  Note 6. Business Combination
  Note 7. Segment Information
  Note 8. Cash Flow Information
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