Form 10-Q
period 2002-05-31
TROY GROUP INC
filed 2002-07-18
CIK 1060595

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2002.

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of July 12, 2002, there were 10,969,657 shares of our common stock outstanding.

TROY GROUP, INC.
Quarterly Report on Form 10-Q for the
Quarterly Period Ended May 31, 2002

PART I: FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

TROY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	May 31, 2002	November 30, 2001
Assets
Current assets:
Cash and cash equivalents	$3,678	$1,210
Investment in available-for-sale securities	2,743	5,181
Accounts receivable, less allowance for doubtful accounts of $793 and $1,130, respectively	8,687	9,713
Income tax refund receivable	1,059	1,059
Inventories	8,825	9,251
Prepaid expenses and other	366	358
Deferred tax assets	2,480	2,480

Total current assets	27,838	29,252
Equipment and leasehold improvements, net	2,349	2,529
Other assets, including notes receivable from stockholders of $2,039 at May 31, 2002 and $1,666 at November 30, 2001	5,320	5,226

Total assets	$35,507	$37,007

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$70	$70
Accounts payable	2,416	4,418
Accrued expenses	2,780	2,456
Deferred revenue	1,233	1,138

Total current liabilities	6,499	8,082

Long-term debt, net of current portion	159	193
Stockholders' equity:
Preferred stock, par value $.01 per share, authorized 5,000,000 shares, issued none	—	—
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 10,969,657 shares at May 31, 2002; and 10,921,032 shares at November 30, 2001	110	109
Additional paid-in capital	21,113	20,966
Retained earnings	8,801	8,753

	30,024	29,828
Less cost of treasury stock — 320,565 common shares in 2002 and 295,320 in 2001	1,175	1,096

Total stockholders' equity	28,849	28,732

Total liabilities and stockholders' equity	$35,507	$37,007

See Notes to Condensed Consolidated Financial Statements.

TROY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended May 31,		Six Months Ended May 31,
	2002	2001	2002	2001
Net sales	$14,025	$9,800	$27,596	$21,109
Cost of goods sold	8,175	6,226	15,949	13,082

Gross profit	5,850	3,574	11,647	8,027

Operating expenses:
Selling, general and administrative	4,088	3,933	7,867	7,949
Research and development	1,615	1,723	3,496	3,021
Amortization of intangible assets	130	320	260	640

Operating income (loss)	17	(2,402)	24	(3,583)
Interest income	35	156	79	366
Interest expense	(1)	(45)	(30)	(64)

Income (loss) before income taxes	51	(2,291)	73	(3,281)
Provision for (benefit from) income taxes	21	(710)	25	(1,115)

Net income (loss)	$30	$(1,581)	$48	$(2,166)

Net income (loss) per share:
Basic	$—	$(.15)	$—	$(.20)

Diluted	$—	$(.15)	$—	$(.20)

Shares used in per share computations:
Basic	10,643	10,860	10,645	10,891

Diluted	10,758	10,860	10,731	10,891

See Notes to Condensed Consolidated Financial Statements.

TROY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended May 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$48	$(2,166)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	685	1,016
Recovery of doubtful accounts	(337)	(57)
Deferred taxes	—	(59)
Accrued interest on available for sales securities	(72)	(308)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	1,363	2,588
Income tax refund receivable	—	177
Inventories	426	(1,236)
Prepaid expenses and other	(8)	103
Accounts payable	(2,002)	(1,146)
Accrued expenses	324	(166)
Deferred revenue	95	118

Net cash provided by (used in) operating activities	522	(1,136)

Cash flows from investing activities:
Acquisition of businesses	—	(1,203)
Purchase of equipment and leasehold improvements	(244)	(630)
Purchase of available-for-sale securities	(1,449)	(4,435)
Maturities of available-for-sale securities	3,959	6,963
Capitalization of software development costs	—	263
Increase in other assets, net	(355)	(559)

Net cash provided by investing activities	1,911	399

Cash flows from financing activities:
Net borrowings on revolving line of credit	—	775
Payments on notes payable	(34)	(34)
Proceeds from issuance of common stock	148	158
Purchase of treasury stock	(79)	(918)

Net cash provided by (used in) financing activities	35	(19)

Net increase (decrease) in cash and cash equivalents	2,468	(756)
Cash and cash equivalents, beginning of period	1,210	1,235

Cash and cash equivalents, end of period	$3,678	$479

See Notes to Condensed Consolidated Financial Statements.

TROY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(unaudited)

Note 1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ending November 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for its fiscal year ended November 30, 2001 (File No. 000-24413).

Note 2. Inventories

        Inventories consisted of the following as of May 31, 2002 and November 30, 2001 (amounts in thousands):

	May 31, 2002	November 30, 2001
Raw materials	$4,118	$6,997
Work-in-process	813	455
Finished goods	5,498	4,306
Reserve for slow moving and obsolete inventories	(1,604)	(2,507)

Total	$8,825	$9,251

Note 3. Investment in Available-for-sale Securities

        As of May 31, 2002, the Company had approximately $2.7 million in corporate debt securities with contractual maturity dates of up to one year, which management has determined should be classified as available-for-sale. Market values approximated carrying values. Accordingly, no unrealized gains or losses were recorded at May 31, 2002. There were no gains or losses recognized for the three or six months ended May 31, 2002 or 2001.

Note 4. Stock Option and Stock Warrant Plans

        During the six months ended May 31, 2002, the Company granted options to employees to acquire 315,000 shares of common stock at a weighted-average exercise price of $4.10 per share, 10,000 options were exercised at a weighted-average exercise price of $2.94 per share, and 461,000 options were forfeited at a weighted-average exercise price of $6.66 per share. The following is a summary of total outstanding options and stock warrants at May 31, 2002:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Number of Shares	Weighted-Average Exercise Price
$2.94—4.51	977,666	$3.90	8.4 years	227,915	$3.34
6.31—8.75	827,000	7.38	7.4 years	466,500	7.26
13.16—14.25	25,000	13.38	7.5 years	—	—

	1,829,666			694,415

        At May 31, 2002, there were 1,002,000 shares remaining available for grant under the Company's option plans.

Note 5. Net Income Per Share

        The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended May 31,		Six months ended May 31,
	2002	2001	2002	2001
	(amounts in thousands, except per share data)		(amounts in thousands, except per share data)
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	30	$(1,581)	48	$(2,166)

Denominator:
Denominator for basic net income (loss) per share — weighted-average shares outstanding	10,643	10,860	10,645	10,891
Effect of stock options and warrants	115	—	86	—

Denominator for diluted net income (loss) per share	10,758	10,860	10,731	10,891

Net income (loss) per share:
Basic	$—	$(0.15)	$—	$(0.20)

Diluted	$—	$(0.15)	$—	$(0.20)

        The following options and warrants were excluded from diluted earnings per share for the periods ended May 31, 2002 and 2001 because the effect would have been antidilutive: 1,032,000 for the three and six months ended May 31, 2002, and 1,732,000 for the three and six months ended May 31, 2001.

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

$2,051,000

        The acquisition has been accounted for as a purchase with the operating results of Extended Systems Incorporated included in the Company's operations beginning June 1, 2001.

Unaudited pro forma information

        Unaudited pro forma consolidated results of operations for the three and six months ended May 31, 2001 as though Extended Systems Incorporated had been acquired as of December 1, 2000 are as follows (amounts in thousands, except per share data):

	Three Months Ended	Six Months Ended
	May 31, 2001	May 31, 2001
Pro forma net sales	$12,882	$28,205

Pro forma net loss	$(1,429)	$(2,008)

Pro forma net loss per share: basic and diluted	$(0.13)	$(0.18)

        The above amounts reflect pro forma adjustments for amortization of intangibles and number of shares outstanding for the purposes of calculating basic and diluted net loss per share. This pro forma financial information does not purport to be indicative of the results of operations had the Extended Systems Incorporated acquisition actually taken place at the earlier date.

Note 7. Segment Information

        The following tables summarize net sales and net income (loss) by the Company's operating segments, Troy Systems and Troy Wireless, and unallocated corporate for the three and six months ended May 31, 2002 and 2001:

	Three months ended May 31,		Six months ended May 31,
	2002	2001	2002	2001
	(amounts in thousands)		(amounts in thousands)
Net sales:
Troy Systems	$11,196	$8,093	$21,587	$17,697
Troy Wireless	2,901	1,770	6,157	3,528
Less intersegment revenue	(72)	(63)	(148)	(116)

	$14,025	$9,800	$27,596	$21,109

Net income (loss):
Troy Systems	$1,298	$(203)	$2,773	$469
Troy Wireless	(413)	(490)	(1,152)	(1,071)
Unallocated Corporate	(855)	(888)	(1,573)	(1,564)

	$30	$(1,581)	$48	$(2,166)

        Certain reclassifications have been made to the May 31, 2001 segment information to conform to the May 31, 2002 presentation (amounts in thousands).

	May 31, 2002	November 30, 2001
Segment Assets:
Troy Systems	$42,809	$37,438
Troy Wireless	13,207	13,067
Unallocated Corporate	40,400	34,367

	$96,416	$84,872

        The following schedule is presented to reconcile May 31, 2002 and November 30, 2001 segment assets to the amounts reported in the Company's consolidated financial statements (amounts in thousands).

	May 31, 2002	November 30, 2001
Total assets of reportable segments	$96,416	$84,872
Intersegment receivables	(60,527)	(47,483)
Investment in subsidiaries	(382)	(382)

Consolidated assets	$35,507	$37,007

Note 8. Cash Flow Information

        Supplemental disclosure of cash flow information

	Six months ended
	May 31, 2002	May 31, 2001
	(amounts in thousands)
Cash paid during the period for:
Interest	$36	$64

Income taxes	$5	$63

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes included in this report. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations and assumptions.

        Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. These risks and uncertainties include the growth in acceptance of TROY's electronic payment solutions by online brokerage firms, e-merchants and other bill payment applications; the timely and successful development and integration of the Bluetooth, 802.111b and other wireless standards; the market acceptance of products incorporating wireless printing technologies; the ability to continue to develop and market other e-commerce payment, networked payment and wireless and other connectivity technologies; TROY's ability to refocus its management and resources on these emerging technologies; the ability to hire and retain qualified management, technology and other personnel; the impact of competition from existing and new technologies and companies; the ability to identify and assimilate acquired companies and technologies; the continued demand for printed financial documents; and other factors.

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

Background

        TROY Group, Inc. is a worldwide provider of enterprise output solutions. For the past three years we have been expanding beyond our core business in digital check printing systems and related consumables by developing electronic payment systems and wired and wireless networking solutions. Most of this new product expansion was accomplished through the acquisition and further investment in five small technology companies. These acquisitions have been organized under two primary business segments: TROY Systems and TROY Wireless.

        TROY Systems provides state-of-the-art payment systems ranging from high security digital check printing systems to electronic payment and funds transfer solutions. Our systems are used to transfer monies between bank accounts using paper checks or electronic ACH (Automated Clearing House) processes. Our products provide our customers with payment solutions that offer security, speed, flexibility and efficiency. Ameritrade, Inc., AT&T Corporation, Bank of America Corporation, Eastman Kodak Company, Farmers Group, Inc. (Farmers Insurance), Fidelity Investments, Ford Motor Company, IBM, Manpower Inc., Morgan Stanley Dean Witter & Co., CSFBdirect, Track Data, Mr. Stock, Wal-Mart Stores, Inc., Wells Fargo & Company, Comerica Bank, Red Cross, G.E. Capital Ireland and Ford Credit Europe are among the TROY customers that purchased payment products during the last 12 months.

        TROY Wireless provides hardware and software solutions that enable enterprises to share intelligent devices like printers either wirelessly or using traditional networks. We have been a supplier of hardwired network printing solutions since 1991. Our wireless products allow a wide range of devices to exchange information via Bluetooth™ and 802.11b short-range radio connections. Brother Industries, Ltd., Sony Corporation, Seiko Epson Corporation and DaimlerChrysler AG are among the TROY Wireless customers that have purchased these products during the last 12 months.

        We serve a wide variety of industries including financial services, insurance, telecommunications, computer hardware, automotive, personnel, government and others. We distribute our solutions around the world and market our products through a direct sales force and a network of distributors and value-added resellers. More than 5,000 customers have purchased our products and services during the last 12 months.

Critical Accounting Policies and Estimates

  Revenue Recognition

        We recognize revenue from the sale of our equipment and supplies to end users, distributors, original equipment manufacturers (OEM) and resellers when the product is shipped and the title is transferred to the buyer, net of an allowance for estimated returns, as long as no significant post-delivery obligations exist and collection of the resulting receivable is probable. Revenue from equipment maintenance contracts is recorded as deferred income when billed and is recognized straight-line over the term of the contract. We accrue for warranty expense at the time revenue is recognized and maintain a warranty accrual for estimated future warranty obligations based upon the relationship between historical and anticipated warranty costs and sales volumes. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase resulting in decreased gross profit.

        We recognize revenue from software arrangements in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" as amended by SOP 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions." Revenue is recognized when persuasive evidence of an arrangement exits and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization or modification of the software. For arrangements where the software requires significant customization or modification, the Company recognizes revenue for the software license and consulting services portion of the arrangement upon customer acceptance. Maintenance revenue is recognized ratably over the term of the maintenance contract, typically 12 months.

        Revenue from software license agreements with OEMs whereby the Company provides ongoing support over the term of the contract is recognized based on the greater of royalties' earned or straight line over the term of the contract.

  Allowance for doubtful accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The amount of the reserve is based on historical experience and our analysis of the accounts receivable outstanding. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional expense in the period such determination was made.

  Inventories

        Inventories are valued at the lower of cost or market on a first-in, first-out basis. We use a standard cost system for purposes of determining cost. The standards are adjusted periodically to ensure they approximate actual costs. We write down the carrying value of our inventory to market value for estimated obsolete or excess inventory based upon assumptions about future demand and market conditions. We compare current inventory levels on a product basis to our current sales forecasts in order to assess our inventory balance. Our sales forecasts are based on economic conditions and trends (both current and projected), anticipated customer demand, expected future products and other assumptions. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

  Capitalized Software Development Costs

        Costs incurred for computer software development prior to establishing technological feasibility are expensed as incurred. Software development costs that we incur following technological feasibility, and prior to the time the product is available for general release to customers are capitalized. Technological feasibility is determined at the earlier of completion of a detailed program design or a working model. Capitalized software costs are amortized over the greater of (1) the ratio of current gross revenue for the product to the current and anticipated future gross revenues or (2) the straight-line method over the remaining economic life of the product, estimated to be five years.

  Income taxes

        Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Results of Operations

        The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of net sales:

	Three Months Ended May 31,		Six Months Ended May 31,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.3	63.5	57.8	62.0

Gross profit	41.7	36.5	42.2	38.0
Selling, general and administrative expenses	29.1	40.1	28.5	37.7
Research and development expenses	11.5	17.6	12.7	14.3
Amortization of intangible assets	0.9	3.3	0.9	3.0

Operating income (loss)	0.2	(24.5)	0.1	(17.0)
Interest income	0.3	1.6	0.3	1.7
Interest expense	—	(0.4)	(0.1)	(0.3)

Income (loss) before income taxes	0.5	(23.3)	0.3	(15.6)
Provision for (benefit from) income taxes	0.2	(7.2)	0.1	(5.3)

Net income (loss)	0.3%	(16.1)%	0.2%	(10.3)%

Three Months Ended May 31, 2002 Compared to Three Months Ended May 31, 2001

        Net Sales.    Our net sales were $14.0 million for the three months ended May 31, 2002, with $11.1 million attributable to Troy Systems and $2.9 million attributable to Troy Wireless. Net sales in the three months ended May 31, 2002 increased by $4.2 million, or 43.1%, from $9.8 million in the three months ended May 31, 2001. This increase in net sales represents a $3.1 million increase in sales of our laser printers, proprietary imaging supplies, services, and electronic payment solutions, and an increase of $1.1 million in sales of our wireless and connectivity products, primarily due to the acquisition of the print server business of Extended Systems, Inc. on May 31, 2001. Beginning June 1, 2001, the operating results of the Extended Systems acquisition have been included in our operating results. Net sales were not significantly affected by price changes.

        Cost of Goods Sold.    Cost of goods sold increased by $1.9 million or 31.3% to $8.2 million in the three months ended May 31, 2002 from $6.2 million in the three months ended May 31, 2001. This increase was primarily due to increased net sales. Cost of goods sold as a percentage of net sales decreased to 58.3% in the three months ended May 31, 2002 from 63.5% in the three months ended May 31, 2001, primarily due to reductions in manufacturing overhead costs, $400,000 in restructuring costs in the three months ended May 31, 2001, and a shift in mix to higher margin products. Cost of goods sold as a percent of sales will fluctuate based on shifts in the mix of products sold.

        Gross Profit.    As a result of the above factors, gross profit increased by $2.3 million to $5.9 million in the three months ended May 31, 2002 from $3.6 million in the three months ended May 31, 2001. Gross profit as a percentage of net sales increased to 41.7% in the three months ended May 31, 2002 from 36.5% in the three months ended May 31, 2001.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $155,000 or 3.9% to $4.1 million in the three months ended May 31, 2002 from $3.9 million in the three months ended May 31, 2001. This increase was due primarily to $315,000 in severance and related expenses and $303,000 additional expenses in Troy Wireless, due to the acquisition of the print server business of Extended Systems, Inc. on May 31, 2001, partially offset by a $225,000 reduction in the allowance for doubtful accounts related to improved collections and other cost control measures. The three months ended May 31, 2001 included $350,000 of expenses related to increases in personnel, promotions and restructuring. Selling, general and administrative expenses as a percentage of net sales decreased to 29.1% in the three months ended May 31, 2002 from 40.1% in the three months ended May 31, 2001, as sales increased at a higher rate than expenses.

        Research and Development Expenses.    Research and development expenses decreased by $108,000 or 6.3% to $1.6 million in the three months ended May 31, 2002 from $1.7 million in the three months ended May 31, 2001. The total research and development expenses for the second quarter of 2002 included $1.1 million for Troy Systems and $500,000 for Troy Wireless. The three months ended May 31, 2001 included $653,000 of expenses related to increases in personnel and related costs and restructuring costs. There were no software development costs capitalized in the three months ended May 31, 2002 and $125,000 were capitalized in the three months ended May 31, 2001. Research and development expenses as a percentage of net sales were 11.5% in the three months ended May 31, 2002 and 17.6% in the three months ended May 31, 2001.

        Amortization of Intangible Assets.    Amortization of intangible assets decreased by $190,000 or 59.4% to $130,000 in the three months ended May 31, 2002 from $320,000 in the three months ended May 31, 2001. This decrease was the result of the write-down of impaired long-lived assets at the end of fiscal year 2001.

        Operating Income (Loss).    As a result of the above factors, operating income increased by $2.4 million to $17,000 in the three months ended May 31, 2002 from a loss of $(2.4) million in the three months ended May 31, 2001. Operating income as a percentage of net sales was 0.1% in the three months ended May 31, 2002 compared to (24.5)% in the three months ended May 31, 2001.

        Interest Income.    Interest income decreased by $121,000 to $35,000 in the three months ended May 31, 2002 from $156,000 in the three months ended May 31, 2001. This decrease is the result of reductions in our investment in available-for-sale securities due to an acquisition, our stock repurchase program and working capital requirements.

        Interest Expense.    Interest expense decreased by $44,000 to $1,000 in the three months ended May 31, 2002 from $45,000 in the three months ended May 31, 2001. This decrease was due to decreased borrowings under our line of credit.

        Income Taxes.    Income taxes increased to a $21,000 tax expense in the three months ended May 31, 2002 from a $710,000 tax benefit in the three months ended May 31, 2001. Income tax expense (benefit) as a percentage of pretax income (loss) was 41.2% in the three months ended May 31, 2002 compared to (31.0)% in the three months ended May 31, 2001.

Six Months Ended May 31, 2002 Compared to Six Months Ended May 31, 2001

        Net Sales.    Our net sales were $27.6 million for the six months ended May 31, 2002, with $21.5 million attributable to Troy Systems and $6.1 million attributable to Troy Wireless. Net sales in the six months ended May 31, 2002 increased by $6.5 million, or 30.7%, from $21.1 million in the six months ended May 31, 2001. This increase in net sales represents a $3.9 million increase in sales of our laser printers, proprietary imaging supplies, services, and electronic payment solutions, and an increase of $2.6 million in sales of our wireless and connectivity products, due to the acquisition of the print server business of Extended Systems, Inc. on May 31, 2001. Beginning June 1, 2001, the operating results of the Extended Systems acquisition have been included in our operating results. Net sales were not significantly affected by price changes.

        Cost of Goods Sold.    Cost of goods sold increased by $2.9 million or 21.9% to $15.9 million in the six months ended May 31, 2002 from $13.1 million in the six months ended May 31, 2001. This increase was primarily due to increased net sales. Cost of goods sold as a percentage of net sales decreased to 57.8% in the six months ended May 31, 2002 from 62.0% in the six months ended May 31, 2001, primarily due to cost reductions, $400,000 in restructuring costs in the six months ended May 31, 2001, and a shift in mix to higher margin products. Cost of goods sold as a percent of sales will fluctuate based on shifts in the mix of products sold.

        Gross Profit.    As a result of the above factors, gross profit increased by $3.6 million to $11.6 million in the six months ended May 31, 2002 from $8.0 million in the six months ended May 31, 2001. Gross profit as a percentage of net sales increased to 42.2% in the six months ended May 31, 2002 from 38.0% in the six months ended May 31, 2001.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $82,000 or 1.0% to $7.8 million in the six months ended May 31, 2002 from $7.9 million in the six months ended May 31, 2001. This decrease was primarily due to cost control measures put in place and a $225,000 reduction in the allowance for doubtful accounts related to improved collections, partially offset by $315,000 in severance and related expenses and $475,000 increased expenses in Troy Wireless due to the acquisition of the print server business of Extended Systems, Inc. on May 31, 2001. The six months ended May 31, 2001 included $957,000 of expenses related to increases in personnel, promotions and restructuring. Selling, general and administrative expenses as a percentage of net sales decreased to 28.5% in the six months ended May 31, 2002 from 37.7% in the six months ended May 31, 2001.

        Research and Development Expenses.    Research and development expenses increased by $475,000 or 15.7% to $3.5 million in the six months ended May 31, 2002 from $3.0 million in the six months ended May 31, 2001. Of this increase, approximately $295,000 was due to development expenses for our electronic payment solutions and $180,000 was due to development for our wireless products. The total research and development expenses for 2002 included $2.2 million for Troy Systems and $1.3 million for Troy Wireless. There were no software development costs capitalized in the six months ended May 31, 2002 and $263,000 were capitalized in the six months ended May 31, 2001. Research and development expenses as a percentage of net sales were 12.7% in the six months ended May 31, 2002 and 14.3% in the six months ended May 31, 2001.

        Amortization of Intangible Assets.    Amortization of intangible assets decreased by $380,000 or 59.4% to $260,000 in the six months ended May 31, 2002 from $640,000 in the six months ended May 31, 2001. This decrease was the result of the write-down of impaired long-lived assets at the end of fiscal year 2001.

        Operating Income (Loss).    As a result of the above factors, operating income increased by $3.6 million to $24,000 in the six months ended May 31, 2002 from a loss of $3.6 million in the six months ended May 31, 2001. Operating income as a percentage of net sales was 0.1% in the six months ended May 31, 2002 compared to (17.0)% in the six months ended May 31, 2001.

        Interest Income.    Interest income decreased by $287,000 to $79,000 in the six months ended May 31, 2002 from $366,000 in the six months ended May 31, 2001. This decrease is the result of reductions in our investment in available-for-sale securities due to an acquisition, our stock repurchase program and working capital requirements.

        Interest Expense.    Interest expense decreased by $34,000 to $30,000 in the six months ended May 31, 2002 from $64,000 in the six months ended May 31, 2001. This decrease was due to decreased borrowings under our line of credit.

        Income Taxes.    Income taxes increased to a $25,000 tax expense in the six months ended May 31, 2002 from a $1.1 million tax benefit in the six months ended May 31, 2001. Income tax expense (benefit) as a percentage of pretax income (loss) was 34.2% in the six months ended May 31, 2002 compared to (34.0)% in the six months ended May 31, 2001.

Liquidity and Capital Resources

        Cash flows provided by operating activities were $522,000 in the six months ended May 31, 2002 compared to $1.1 million used by operating activities in the six months ended May 31, 2001. This increase was due primarily to net income of $48,000 in the first six months of 2002 compared to a net loss of $2.2 million in the first six months of 2001 and a decrease in inventories and accounts receivable, partially offset by a decrease in accounts payable. The accounts receivable decrease resulted primarily from collections.

        Cash flows provided by investing activities were $1.9 million in the six months ended May 31, 2002 compared to $399,000 in the six months ended May 31, 2001. Included in cash flows provided by investing activities in the six months ended May 31, 2002 was $2.5 million in net maturities of available-for-sale securities. In connection with split-dollar life insurance arrangements with our major stockholder, we are committed to funding the premium on three life insurance policies for the foreseeable future. Annual premiums on these policies are approximately $586,000 per year for the next five years.

        Cash flows provided by financing activities were $35,000 in the six months ended May 31, 2002 compared to cash flows used in financing activities of $19,000 in the six months ended May 31, 2001.

        We have a $5,000,000 line-of-credit agreement with a bank. As of May 31, 2002, there were no borrowings outstanding against the line of credit. Borrowings under the line of credit bear interest at the lesser of the bank's reference rate (5.0% at May 31, 2002) less 0.25% or the bank's LIBOR rate (6.56% at May 31, 2002) plus 2% and are limited to 80% of eligible accounts receivable and 50% of eligible inventories if total liabilities to tangible effective net worth is greater than two to one. In connection with the line-of-credit agreement, we have a $650,000 standby letter-of-credit sublimit agreement of which approximately $80,000 was outstanding at May 31, 2002. This line of credit is secured by substantially all of our assets. Our borrowing arrangement requires us to comply with certain financial covenants, and at May 31, 2002 we were in compliance with those covenants. As of May 31, 2002, we had approximately $4,920,000 in availability under the line of credit. The line-of-credit borrowings are due on demand. The agreement may be terminated by either party.

        We believe that existing cash and cash equivalents, available for sale securities, cash generated by operating activities, and funds available under our credit facility will be sufficient to finance our operating activities for at least the next 12 months. To the extent that the funds generated from these sources are insufficient to finance our operating activities, we would need to raise additional funds through public or private financing. We cannot assure you that additional financing will be available on terms favorable to us, or at all.

        In March 2001, Troy established a stock repurchase program under which Troy's common stock, with an aggregate market value up to $4.0 million, may be acquired in the open market. As of May 31, 2002, Troy has purchased approximately 320,565 shares of common stock in the open market, at an average price of $3.67 per share, under the stock repurchase program. Approximately $2.8 million remains available for future common stock repurchases.

Contractual Obligations and Commercial Commitments

        The Company has the following contractual obligations and commercial commitments.

	Total	Less than 1 year	1-3 years	4- 5 years	After 5 years
Notes payable	$229,000	$36,000	$193,000	—	—
Related party operating lease	$1,573,000	$135,000	$809,000	$539,000	$90,000
Other operating leases	$891,000	$268,000	$623,000	—	—
Split dollar life insurance policy	**	$293,000	$1,755,000	$1,170,000	**

The annual commitments are based on the Company's November 30 year end.

        **    The Company has committed to making payments on the split dollar life insurance policy based on continued employment.

        As of November 30, 2001 and May 31, 2002, the Company had advanced $1,666,000 and $2,039,000, respectively, to stockholders in connection with the purchase of split dollar life insurance policies. The Company and the stockholders have executed an unsecured, non-interest-bearing note receivable for the amount of the advance. The note is due on demand, however the Company does not anticipate demanding payment in the next 12 months and accordingly has classified this amount as long-term.

Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), Business Combinations, and Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 142 as of the beginning of fiscal year 2003. We are in the process of determining the expected impact on earnings and existing goodwill and other intangibles upon adoption, which will include the elimination of goodwill amortization and may include an impairment charge. As of May 31, 2002, unamortized goodwill totaled $272,000.

        The FASB recently issued SFAS No. 143, Accounting for Asset Retirement Obligations, addressing financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are currently examining the impact of this pronouncement on the results of our operations and financial position.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Adoption of SFAS No. 144 is required no later than the beginning of fiscal 2003. Management does not expect the adoption of SFAS No.144 to have a significant impact on our financial position or results of operations. However, further impairment reviews may result in charges against earning to write down the value of long-lived assets.

        On April 30, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement updates, clarifies and simplifies existing accounting pronouncements. Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. The Company will adopt Statement 145 in fiscal 2003. Statement 145 is not expected to have a material impact on the Company's results of operations or financial position.

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

        We do not utilize derivative financial instruments. Accordingly, our exposure to market risk is through our investments in available-for-sale securities and our bank debt which bears interest at variable rates. Available-for-sale securities consist of corporate debt and marketable equity securities. These securities generally have contractual maturity dates of up to one year. At May 31, 2002, market values approximated carrying values. Due to the short-term maturities of these securities, management believes that there is no significant market risk. At May 31, 2002, we had approximately $7.7 million in cash, cash equivalents and investments in available-for-sale securities, and, accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the amount of annual interest earned of $77,000. The bank debt is a revolving line of credit. All borrowings bear interest based upon the reference rate per annum as announced by the bank (5.0% at May 31, 2002) less 0.25%. At May 31, 2002, there were no amounts outstanding under the line of credit agreement and, accordingly, a sustained increase in the reference rate of 1% would not cause our annual interest expense to change.

PART II: OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

    Not applicable.

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Our Annual Meeting of Stockholders was held on April 11, 2002. The following individuals were elected at the Annual Meeting as Directors of the Company to serve until the next annual meeting or until their respective successors are elected and qualified. Shares voted in favor of these Directors and shares withheld were as follows:

Director	Shares For	Shares Withheld
Patrick J. Dirk	10,061,510	31,286
Brian P. Dirk	10,061,510	31,286
Norman B. Keider	10,083,382	9,414
John B. Zaepfel	10,083,582	9,214
Dr. Harold L. Clark	10,083,582	9,214

ITEM 5—OTHER INFORMATION

    None.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits.

Exhibit Number	Description
None.

    (b)    Reports on Form 8-K

    On June 4, 2002, we filed a Current Report on Form 8-K dated May 28, 2002 under Item 4 regarding the decision by our Board of Directors to dismiss McGladrey & Pullen LLP as our independent public accountants.

    On July 9, 2002, we filed a Current Report on Form 8-K dated July 5, 2002 under Item 4 regarding our engagement of KPMG LLP as our independent public accountants.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TROY GROUP, INC.

July 17, 2002	/s/ PATRICK J. DIRK Patrick J. Dirk Chairman, President and Chief Executive Officer
/s/ JAMES W. KLINGLER James W. Klingler Vice President-Finance, Treasurer and Chief Financial Officer

QuickLinks

INDEX
PART I: FINANCIAL INFORMATION
  ITEM 1—FINANCIAL STATEMENTS
TROY GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in thousands, except share amounts)
TROY GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (in thousands, except per share amounts)
TROY GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
TROY GROUP, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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