Form 10-Q/A
period 2002-02-28
TROY GROUP INC
filed 2003-03-19
CIK 1060595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

(949) 250-3280
(Registrant’s telephone number, including area code)

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

EXPLANATORY NOTE

THIS FORM 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING THE FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2002 SOLELY TO THE EXTENT NECESSARY TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD ENDED FEBRUARY 28, 2002, TO MAKE CONFORMING CHANGES TO “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” TO REFLECT SUCH RESTATEMENT, AND TO INCLUDE THE CERTIFICATIONS REQUIRED BY THE SARBANES-OXLEY ACT OF 2002.  WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED 10-Q.  ALL INFORMATION IN THIS FORM 10-Q/A IS AS OF FEBRUARY 28, 2002 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THOSE DESCRIBED IN THIS EXPLANATORY NOTE.

TROY GROUP, INC.
Quarterly Report on Form 10-Q/A for the
Quarterly Period Ended February 28, 2002

INDEX

PART I:  FINANCIAL INFORMATION

PART I:  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TROY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	February 28, 2002	November 30, 2001
	(Unaudited) Restated
Assets
Current assets:
Cash and cash equivalents	$3,680	$1,874
Investment in available-for-sale securities	3,488	5,181
Accounts receivable, less allowance for doubtful accounts of $1,124 and $1,130, respectively	9,155	9,713
Income tax refund receivable	1,240	1,059
Inventories	9,028	9,251
Prepaid expenses and other	380	358
Deferred tax assets	2,480	2,480
Total current assets	29,451	29,916
Equipment and leasehold improvements, net	2,427	2,529
Other assets	5,219	5,226
Total assets	$37,097	$37,671

Liabilities and Stockholders’ Equity
Current liabilities:
Checks issued not yet presented for payment	$1,707	$664
Current portion of long-term debt	59	70
Accounts payable	2,751	4,418
Accrued expenses	2,531	2,456
Deferred service revenue	1,270	1,138
Total current liabilities	8,318	8,746
Long-term debt, net of current portion	187	193
Stockholders’ equity:
Preferred stock, no par value, authorized 5,000,000 shares, issued none	—	—
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued and outstanding 2002 10,962,157 shares; and 2001 10,921,032 shares	110	109
Additional paid-in capital	21,084	20,966
Retained earnings	8,573	8,753
	29,767	29,828
Less cost of treasury stock – 320,565 common shares in 2002 and 295,320 in 2001	1,175	1,096
Total stockholders’ equity	28,592	28,732
Total liabilities and stockholders’ equity	$37,097	$37,671

See Notes to Consolidated Financial Statements.

TROY GROUP, INC.
CONSOLIDATED STATEMENTS
OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	February 28, 2002	February 28, 2001
	Restated

Net sales	$13,571	$11,309
Cost of goods sold	8,057	6,856
Gross profit	5,514	4,453

Operating expenses:
Selling, general and administrative	3,779	4,016
Research and development	1,903	1,298
Amortization of intangible assets	130	320
Operating loss	(298)	(1,181)

Interest income	44	210
Interest expense	(29)	(19)
Loss before income tax credits	(283)	(990)
Provision for income tax credits	(103)	(405)
Net loss	$(180)	$(585)

Net loss per share:
Basic	$(.02)	$(.05)
Diluted	$(.02)	$(.05)

Weighted-average shares outstanding:
Basic	10,646	10,921
Diluted	10,646	10,921

See Notes to Consolidated Financial Statements.

TROY GROUP, INC.
CONSOLIDATED STATEMENTS
OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	February 28, 2002	February 28, 2001
	Restated

Cash flows from operating activities:
Net loss	$(180)	$(585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	321	510
Provision (recovery) for doubtful accounts	(5)	—
Deferred taxes	—	(29)
Accretion of investment discounts	(30)	(140)
Changes in working capital components, net of effects from acquisition of companies (Increase) decrease in:
Accounts receivable	563	912
Income tax refund receivable	(181)	(512)
Inventories	223	(1,864)
Prepaid expenses and other	(21)	(10)
Increase (decrease) in:
Accounts payable	(1667)	1,781
Accrued expenses	75	(303)
Deferred service revenue	132	73
Net cash used in operating activities	(770)	(167)
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(89)	(321)
Purchase of available-for-sale securities	(1,449)	(3,985)
Maturities of available-for-sale securities	3,172	2,642
Increase in other assets, net	(123)	(58)
Net cash provided by (used in) investing activities	1,511	(1,722)
Cash flows from financing activities:
Net borrowings on revolving line of credit	—	246
Payments on notes payable	(17)	(17)
Increase (decrease) in checks issued not presented for payment	1,043	(588)
Proceeds from issuance of common stock	118	158
Purchase of treasury stock	(79)	—
Net cash provided by (used in) financing activities	1,065	(201)
Net increase (decrease) in cash and cash equivalents	1,806	(2,090)
Cash and cash equivalents, beginning of period	1,874	2,090
Cash and cash equivalents, end of period	$3,680	$—

See Notes to Consolidated Financial Statements.

TROY GROUP, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

(unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended February 28, 2002 are not necessarily indicative of the results that may be expected for the year ended November 30, 2002.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended November 30, 2001 (File No. 000-24413).

The quarterly results for the first and second quarter of fiscal 2002 have been restated to reflect the recording of certain inventory and inventory related accounts payable adjustments discovered in the third quarter of fiscal 2002 to the relevant periods.  During the third quarter physical inventory counts were conducted and certain inventory adjustments were discovered.  The Company completed a comprehensive review of its inventory related internal controls to determine the cause of the identified inventory differences.  The Company has determined that certain differences arising from inventory and inventory related accounts payable were attributable to the first and second quarters of fiscal 2002.  The Company has restated the results of those quarters and associated year-to-date amounts in those periods and filed amended Forms 10-Q.

The effect of the restatements on the Company’s unaudited interim consolidated quarterly financial statements is as follows:

Summary Balance Sheet Data:

(in thousands)

At February 28, 2002:	As previously reported	As restated
Inventory	$9,445	$9,028
Income tax refund receivable	1,133	1,240
Working capital	21,331	21,133
Total assets	37,407	37,097
Accounts payable	2,863	2,751
Total liabilities	8,617	8,505
Retained earnings	8,771	8,573
Stockholders’equity	28,790	28,592

Summary Statements of Operations Data:

(in thousands, except per share data)

For the three months ended February 28, 2002:	As previously reported	As restated
Net sales	$13,571	$13,571
Gross profit	5,797	5,514
Operating expenses	5,790	5,812
Income (loss) before income taxes (credits)	22	(283)
Provision for income taxes (credits)	4	(103)
Net income (loss)	$18	$(180)
Basic net income (loss) per share	$—	$(.02)
Diluted net income (loss) per share	$—	$(.02)
Weighted average basic shares outstanding	10,646	10,646
Weighted average diluted shares outstanding	10,705	10,646

Note 2.  Inventories

Inventories consisted of the following as of February 28, 2002 and November 30, 2001 (amounts in thousands):

	February 28, 2002	November 30, 2001
	Restated
Raw materials	$5,335	$6,997
Work-in-process	607	455
Finished goods	4,838	4,306
Reserve for slow moving and obsolete inventories	(1,752)	(2,507)
Total	$9,028	$9,251

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

Note 4.  Stock Option and Stock Warrant Plans

During the three months ended February 28, 2002, the Company granted options to employees to acquire 210,000 shares of common stock at a weighted-average exercise price of $4.30 per share and 271,000 options were forfeited at a weighted-average exercise price of $6.64 per share.  The following is a summary of total outstanding options and stock warrants at February 28, 2002:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Number of Options	Weighted-Average Exercise Price
$2.94 - 4.51	882,666	$3.91	7.9 years	196,385	$3.60
$6.31 – 8.75	1,017,000	$7.25	7.6 years	608,250	$7.01
$13.16 – 14.25	25,000	$13.38	7.8 years	—	—
	1,924,666			804,635

At February 28, 2002, there were 907,000 shares remaining available for grant under the Company’s option plans.

Note 5.  Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended
	(amounts in thousands, except per share data)

	February 28, 2002 Restated	February 28, 2001

Numerator for basic and diluted net loss per share:
Net loss	$(180)	$(585)

Denominator for basic and diluted net loss per share – weighted-average shares outstanding:	10,646	10,921

Net loss per share:

Basic	$(.02)	$(.05)
Diluted	$(.02)	$(.05)

The dilutive effect of employee stock options and warrants would have been 59,000 incremental shares for the period ended February 28, 2002 if the Company had reported net income.

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

$2,051,000

The acquisition has been accounted for as a purchase.  Since the acquisition occurred on the last day of the second quarter of FY 2001, no results of operations for Extended Systems Incorporated are included in the Company’s consolidated financial statements for the three months ended February 28, 2001.

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

Note 7.  Segment Information

The following tables summarize revenues and net loss by operating segment and unallocated corporate for the three months ended February 28, 2002 and February 28, 2001:

	Three months ended
	(amounts in thousands)

	February 28, 2002 Restated	February 28, 2001
Revenues:

Troy Systems	$10,391	$9,604
Troy Wireless	3,256	1,758
Less intersegment revenue	(76)	(53)
	$13,571	$11,309

Net loss:

Troy Systems	$1,237	$638
Troy Wireless	(700)	(547)
Unallocated Corporate	(717)	(676)
	$(180)	$(585)

Certain reclassifications have been made to the February 28, 2001 segment information to conform to the February 28, 2002 presentation.

	February 28, 2002 Restated	November 30, 2001
Segment Assets:

Troy Systems	$12,994	$13,395
Troy Wireless	9,789	10,259
Unallocated Corporate	29,499	29,327
	$52,282	$52,981

The following schedule is presented to reconcile February 28, 2002 and November 30, 2001 segment assets to the amounts reported in the Company’s consolidated financial statements (amounts in thousands).

	February 28, 2002 Restated	November 30, 2001
Total Assets of Reportable Segments	$52,282	$52,981
Intersegment Receivables	(14,803)	(14,928)
Investment in Subsidiaries	(382)	(382)
Consolidated assets	$37,097	$37,671

Note 8.  Cash Flow Information

Supplemental disclosure of cash flow information

	Three months ended
	(amounts in thousands)
	February 28, 2002 Restated	February 28, 2001
Cash paid during the period for:
Interest	$29	$18
Income taxes	$3	$35

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included in this report.  This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform act of 1995.  The statements contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  These risks and uncertainties include the growth in acceptance of TROY’s electronic payment solutions by online brokerage firms, e-merchants and other bill payment applications; the timely and successful development and integration of the Bluetooth and other wireless standards; the market acceptance of products incorporating wireless printing technologies; the ability to continue to develop and market other e-commerce payment, networked payment and wireless and other connectivity technologies; TROY’s ability to refocus its management and resources on these emerging technologies; the ability to hire and retain qualified management, technology and other personnel; the impact of competition from existing and new technologies and companies; the ability to identify and assimilate acquired companies and technologies; the continued demand for printed financial documents; and other factors.

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

TROY Systems provides state-of-the-art payment systems ranging from high security digital check printing systems to electronic payment and funds transfer solutions.  Our systems are used to transfer funds between bank accounts using paper checks or electronic ACH (Automated Clearing House) processes.  Our products provide our customers with payment solutions that offer security, speed, flexibility and efficiency. Ameritrade, Inc., AT&T Corporation, Bank of America Corporation, Eastman Kodak Company, Farmers Group, Inc. (Farmers Insurance), Fidelity Investments, Ford Motor Company, IBM, Manpower Inc., Morgan Stanley Dean Witter & Co., CSFBdirect, Track Data, Mr. Stock, Wal-Mart Stores, Inc., Wells Fargo & Company, Comerica Bank, Red Cross, G.E. Capital Ireland and Ford Credit Europe are among the TROY customers that purchased products during the last 12 months.

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

Results of Operations

On October 15, 2002, we issued a press release announcing that the filing of our Form 10-Q for the fiscal quarter ended August 31, 2002 would be delayed.  We had conducted physical inventory counts and discovered certain inventory shortfalls and other adjustments, which we preliminarily estimated to be approximately $1.5 million.   We delayed the filing of our Form 10-Q for the fiscal quarter ended August 31, 2002 in order to give us sufficient time to review the causes of such inventory adjustments and to determine if any of the financial statements for prior periods would need to be restated.  Following completion of this review, we determined that the final adjustments total approximately $1.2 million, and that it would be necessary to restate our consolidated financial statements as of and for the periods ended February 28, 2002 and May 31, 2002, and to make conforming changes to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect such restatement.  We have made no further changes to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our previously filed 10-Q other than as necessary to reflect such restatement.

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of net sales:

	Three Months Ended
	February 28, 2002	February 28, 2001
	Restated
Net sales	100.0%	100.0%
Cost of goods sold	59.4	60.6
Gross Profit	40.6	39.4
Selling, general and administrative expenses	27.8	35.5
Research and development expenses	14.0	11.5
Amortization of intangible assets	1.0	2.8
Operating loss	(2.2)	(10.4)
Interest income	0.3	1.8
Interest expense	(0.2)	(0.2)
Loss before income tax credits	(2.1)	(8.8)
Provision for income tax credits	(0.8)	(3.6)
Net loss	(1.3)%	(5.2)%

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

Cost of Goods Sold.  Cost of goods sold increased by $1.2 million or 17.5% to $8.1 million in the three months ended February 28, 2002 from $6.9 million in the three months ended February 28, 2001,  primarily due to increased net sales.  Cost of goods sold as a percentage of net sales decreased to 59.4% in the three months ended February 28, 2002 from 60.6% in the three months ended February 28, 2001, primarily due to cost reductions and a shift in mix to higher margin products.

Gross Profit.  As a result of the above factors, gross profit increased by $1.0 million to $5.5 million in the three months ended February 28, 2002 from $4.5 million in the three months ended February 28, 2001.  Gross profit as a percentage of net sales increased to 40.6% in the three months ended February 28, 2002 from 39.4% in the three months ended February 28, 2001.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $237,000 or 5.9% to $3.8 million in the three months ended February 28, 2002 from $4.0 million in the three months ended February 28, 2001.  This decrease was due primarily to cost reduction efforts in Troy Systems which have resulted in lower administrative expenses, partially offset by increased selling and marketing expenses in Troy Wireless .  Selling, general and administrative expenses as a percentage of net sales decreased to 27.8% in the three months ended February 28, 2002 from 35.5% in the three months ended February 28, 2001.

Research and Development Expenses.  Research and development expenses increased by $605,000 or 46.6% to $1.9 million in the three months ended February 28, 2002 from $1.3 million in the three months ended February 28, 2001.  Of this increase, approximately $269,000 was due to development expenses for our electronic payment solutions,  $265,000 was due to development for our wireless products, and $51,000 was due to development of printers and supplies.  The total research and development expenses for 2002 included $1.1 million for Troy Systems and $.8 million for Troy Wireless.  Research and development expenses as a percentage of net sales was 14.0% in the three months ended February 28, 2002 and 11.5% in the three months ended February 28, 2001.

Amortization of Intangible Assets.  Amortization of intangible assets decreased by $190,000 or 59.4% to $130,000 in the three months ended February 28, 2002 from $320,000 in the three months ended February 28, 2001.  This decrease was the result of the write-down of impaired long-lived assets at the end of fiscal year 2001.

Operating Loss.  As a result of the above factors, the operating loss was reduced  by $883,000 to $(298,000) in the three months ended February 28, 2002 from a loss of $(1.2 million) in the three months ended February 28, 2001.  Operating loss as a percentage of net sales was (2.2)% in the three months ended February 28, 2002 compared to  (10.4)% in the three months ended February 28, 2001.

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

Income Taxes.  Income tax credit was reduced to a $103,000 tax credit in the three months ended February 28, 2002 from a $405,000 tax credit in the three months ended February 28, 2001.  This reduction is a result of reduced loss before income taxes.  Income credits as a percentage of pretax loss were (36)% in the three months ended February 28, 2002 compared to (41)% in the three months ended February 28, 2001.

Liquidity and Capital Resources

Cash flows used by operating activities were $770,000 in the three months ended February 28, 2002 compared to $167,000 used by operating activities in the three months ended February 28, 2001.  This increase was due primarily to a decrease in accounts payable and accrued expenses, offset by a decrease in accounts receivable, and a net loss of $180,000 in 2002 compared to a net loss of $585,000 in 2001.  The accounts receivable decrease resulted primarily from collections.

Cash flows provided by investing activities were $1.5 million in the three months ended February 28, 2002 compared to $1.7 million used in the three months ended February 28, 2001.  Included in cash flows provided by investing activities in the three months ended February 28, 2002 was $1.7 million in net maturities of available-for-sale securities.   In connection with split-dollar life insurance arrangements with our major stockholder, we had been committed to funding the premium on three life insurance policies for the foreseeable future.  Annual premiums on these policies are approximately $563,000 per year for the next five years.

Cash flows provided by financing activities were $1.1 million in the three months ended February 28, 2002 compared to cash flows used in financing activities of $201,000 in the three months ended February 28, 2001.  Included in cash flows provided by financing activities in the three months ended February 28, 2002 was $118,000 in proceeds from issuance of common stock under our employee stock purchase plan and $1.0 million provided by the increase of checks issued not presented for payment.

We currently have a $5.0 million general line of credit with Comerica Bank – California, which is secured by substantially all of our assets and is subject to certain financial covenants.  In connection with the general line of credit agreement, we have a $650,000 standby letter of credit sublimit agreement of which $80,000 was outstanding at February 28, 2002.  As of February 28, 2002, there were no borrowings outstanding against the general line of credit and $4.9 million was available under the general line of credit.  The general line of credit has no expiration date.

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

In March 2001, Troy established a stock repurchase program under which Troy’s common stock, with an aggregate market value up to $4.0 million, may be acquired in the open market.  As of February 28, 2002, Troy has purchased approximately 320,565 shares of common stock in the open market, at an average price of $3.67 per share, under the stock repurchase program.  Approximately $2.8 million remains available for future common stock repurchases.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of.  Adoption of SFAS 144 is required no later than the beginning of fiscal 2003.  Management does not expect the adoption of SFAS 144 to have a significant impact on our financial position or results of operations.  However, further impairment reviews may result in charges against earning to write down the value of long-lived assets.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.

Exhibit Number	Description

99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                           Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TROY GROUP, INC.

March 17, 2003	/s/Patrick J. Dirk
Patrick J. Dirk
Chairman, President and Chief Executive Officer

/s/James W. Klingler
James W. Klingler
Vice President-Finance, Treasurer and Chief Financial Officer

CERTIFICATIONS

 I, Patrick J. Dirk, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q/A of Troy Group, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

March 17, 2003	/s/Patrick J. Dirk
Patrick J. Dirk
President and Chief Executive Officer

CERTIFICATIONS

I, James W. Klingler, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q/A of Troy Group, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

March 17, 2003	/s/James W. Klingler
James W. Klingler
Vice President-Finance, Treasurer and Chief Financial Officer