Form 10-Q/A
period 2002-05-31
TROY GROUP INC
filed 2003-03-19
CIK 1060595

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

EXPLANATORY NOTE

THIS FORM 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING THE FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2002 SOLELY TO THE EXTENT NECESSARY TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD ENDED MAY 31, 2002, TO MAKE CONFORMING CHANGES TO “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” TO REFLECT SUCH RESTATEMENT, AND TO INCLUDE THE CERTIFICATIONS REQUIRED BY THE SARBANES-OXLEY ACT OF 2002.  WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED 10-Q.  ALL INFORMATION IN THIS FORM 10-Q/A IS AS OF MAY 31, 2002 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THOSE DESCRIBED IN THIS EXPLANATORY NOTE.

TROY GROUP, INC.

Quarterly Report on Form 10-Q/A for the

Quarterly Period Ended May 31, 2002

PART I:  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TROY GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	May 31, 2002	November 30, 2001
	(Unaudited) Restated
Assets
Current assets:
Cash and cash equivalents	$3,678	$1,210
Investment in available-for-sale securities	2,743	5,181
Accounts receivable, less allowance for doubtful accounts of $793 and $1,130, respectively	8,687	9,713
Income tax refund receivable	1,242	1,059
Inventories	8,245	9,251
Prepaid expenses and other	366	358
Deferred tax assets	2,480	2,480
Total current assets	27,441	29,252
Equipment and leasehold improvements, net	2,349	2,529
Other assets, including notes receivable from stockholders of $2,039 at May 31, 2002 and $1,666 at November 30, 2001	5,320	5,226
Total assets	$35,110	$37,007

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$70	$70
Accounts payable	2,360	4,418
Accrued expenses	2,780	2,456
Deferred revenue	1,233	1,138
Total current liabilities	6,443	8,082
Long-term debt, net of current portion	159	193
Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 5,000,000 shares, issued none	—	—
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 10,969,657 shares at May 31, 2002; and 10,921,032 shares at November 30, 2001	110	109
Additional paid-in capital	21,113	20,966
Retained earnings	8,460	8,753
	29,683	29,828
Less cost of treasury stock – 320,565 common shares in 2002 and 295,320 in 2001	1,175	1,096
Total stockholders’ equity	28,508	28,732
Total liabilities and stockholders’ equity	$35,110	$37,007

See Notes to Consolidated Financial Statements.

TROY GROUP, INC.

CONSOLIDATED STATEMENTS
OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended May 31,		Six Months Ended May 31,
	2002	2001	2002	2001
	Restated		Restated
Net sales	$14,025	$9,800	$27,596	$21,109
Cost of goods sold	8,387	6,226	16,444	13,082
Gross profit	5,638	3,574	11,152	8,027

Operating expenses:
Selling, general and administrative	4,088	3,933	7,867	7,949
Research and development	1,622	1,723	3,525	3,021
Amortization of intangible assets	130	320	260	640
Operating loss	(202)	(2,402)	(500)	(3,583)

Interest income	35	156	79	366
Interest expense	(1)	(45)	(30)	(64)
Loss before income taxes	(168)	(2,291)	(451)	(3,281)
Provision for income tax credits	(56)	(710)	(159)	(1,115)
Net loss	$(112)	$(1,581)	$(292)	$(2,166)

Net loss per share:
Basic	$(.01)	$(.15)	$(.03)	$(.20)
Diluted	$(.01)	$(.15)	$(.03)	$(.20)

Shares used in per share computations:
Basic	10,643	10,860	10,645	10,891
Diluted	10,643	10,860	10,645	10,891

See Notes to Consolidated Financial Statements.

TROY GROUP, INC.

CONSOLIDATED STATEMENTS
OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended May 31,
	2002	2001
	Restated

Cash flows from operating activities:
Net loss	$(292)	$(2,166)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	685	1,016
Recovery of doubtful accounts	(337)	(57)
Deferred taxes	—	(59)
Accrued interest on available for sales securities	(72)	(308)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	1,363	2,588
Income tax refund receivable	(183)	177
Inventories	1,006	(1,236)
Prepaid expenses and other	(9)	103
Accounts payable	(2,058)	(1,146)
Accrued expenses	324	(166)
Deferred revenue	95	118
Net cash provided by (used in) operating activities	522	(1,136)
Cash flows from investing activities:
Acquisition of businesses	—	(1,203)
Purchase of equipment and leasehold improvements	(244)	(630)
Purchase of available-for-sale securities	(1,449)	(4,435)
Maturities of available-for-sale securities	3,959	6,963
Capitalization of software development costs	—	263
Increase in other assets, net	(355)	(559)
Net cash provided by investing activities	1,911	399
Cash flows from financing activities:
Net borrowings on revolving line of credit	—	775
Payments on notes payable	(34)	(34)
Proceeds from issuance of common stock	148	158
Purchase of treasury stock	(79)	(918)
Net cash provided by (used in) financing activities	35	(19)
Net increase (decrease) in cash and cash equivalents	2,468	(756)
Cash and cash equivalents, beginning of period	1,210	1,235
Cash and cash equivalents, end of period	$3,678	$479

See Notes to Consolidated Financial Statements.

TROY GROUP, INC.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

(unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ending November 30, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended November 30, 2001 (File No. 000-24413).

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

The effect of the restatements on the Company’s unaudited interim consolidated quarterly financial statements is as follows:

Summary Balance Sheet Data:

(in thousands)

At May 31, 2002:	As previously reported	As restated
Inventory	$8,825	$8,245
Income tax refund receivable	1,059	1,242
Working capital	21,339	20,998
Total assets	35,507	35,110
Accounts payable	2,416	2,360
Total liabilities	6,658	6,602
Retained earnings	8,801	8,460
Stockholders’equity	28,849	28,508

Summary Statements of Operations Data:

(in thousands, except per share data)

	Three months ended May 31, 2002		Six months ended May 31, 2002
	As previously reported	As restated	As previously reported	As restated
Net sales	$14,025	$14,025	$27,596	$27,596
Gross profit	5,850	5,638	11,647	11,152
Operating expenses	5,833	5,840	11,623	11,652
Income (loss) before income taxes (credits)	51	(168)	73	(451)
Provision for income taxes (credits)	21	(56)	25	(159)
Net income (loss)	$30	$(112)	$48	$(292)
Basic net income (loss) per share	$—	$(.01)	$—	$(.03)
Diluted net income (loss) per share	$—	$(.01)	$—	$(.03)
Weighted average basic shares outstanding	10,643	10,643	10,645	10,645
Weighted average diluted shares outstanding	10,758	10,643	10,731	10,645

Note 2.  Inventories

Inventories consisted of the following as of May 31, 2002 and November 30, 2001 (amounts in thousands):

	May 31, 2002	November 30, 2001
	Restated
Raw materials	$4,118	$6,997
Work-in-process	653	455
Finished goods	5,078	4,306
Reserve for slow moving and obsolete inventories	(1,604)	(2,507)
Total	$8,245	$9,251

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

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price
$2.94 — 4.51	977,666	$3.90	8.4 years	227,915	$3.34
6.31 — 8.75	827,000	7.38	7.4 years	466,500	7.26
13.16 — 14.25	25,000	13.38	7.5 years	—	—
	1,829,666			694,415

At May 31, 2002, there were 1,002,000 shares remaining available for grant under the Company’s option plans.

Note 5.  Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended May 31,		Six months ended May 31,
	(amounts in thousands, except per share data)		(amounts in thousands, except per share data)
	2002	2001	2002	2001
	Restated		Restated
Numerator for basic and diluted net loss per share:

Net loss	$(112)	$(1,581)	$(292)	$(2,166)

Denominator for basic and diluted net loss per share – weighted-average shares outstanding	10,643	10,860	10,645	10,891

Net loss per share:

Basic	$(.01)	$(.15)	$(.03)	$(.20)
Diluted	$(.01)	$(.15)	$(.03)	$(.20)

The dilutive effect of incremental shares of employee stock options and warrants for the periods ended May 31, 2002 and 2001 would have been 93,000 and 76,000 for the three and six months ended May 31, 2002, respectively, and 43,000 and 47,000 for the three and six months ended May 31, 2001, respectively.

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

$2,051,000

The acquisition has been accounted for as a purchase with the operating results of Extended Systems Incorporated included in the Company’s operations beginning June 1, 2001.

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

Note 7.  Segment Information

The following tables summarize net sales and net income (loss) by the Company’s operating segments, Troy Systems and Troy Wireless, and unallocated corporate for the three and six months ended May 31, 2002 and 2001:

	Three months ended May 31,		Six months ended May 31,
	(amounts in thousands)		(amounts in thousands)
	2002	2001	2002	2001
	Restated		Restated
Net sales:

Troy Systems	$11,196	$8,093	$21,587	$17,697
Troy Wireless	2,901	1,770	6,157	3,528
Less intersegment revenue	(72)	(63)	(148)	(116)
	$14,025	$9,800	$27,596	$21,109

Net loss:

Troy Systems	$1,298	$(203)	$2,535	$469
Troy Wireless	(555)	(490)	(1,255)	(1,071)
Unallocated Corporate	(855)	(888)	(1,572)	(1,564)
	$(112)	$(1,581)	$(292)	$(2,166)

Certain reclassifications have been made to the May 31, 2001 segment information to conform to the May 31, 2002 presentation (amounts in thousands).

	May 31, 2002	November 30, 2001
	Restated
Segment Assets:

Troy Systems	$42,809	$37,438
Troy Wireless	13,002	13,067
Unallocated Corporate	40,400	34,367
	$96,211	$84,872

The following schedule is presented to reconcile May 31, 2002 and November 30, 2001 segment assets to the amounts reported in the Company’s consolidated financial statements (amounts in thousands).

	May 31, 2002	November 30, 2001
	Restated
Total assets of reportable segments	$96,211	$84,872
Intersegment receivables	(60,719)	(47,483)
Investment in subsidiaries	(382)	(382)
Consolidated assets	$35,110	$37,007

Note 8.  Cash Flow Information

Supplemental disclosure of cash flow information

	Six months ended
	(amounts in thousands)
	May 31, 2002	May 31, 2001
	Restated
Cash paid during the period for:
Interest	$36	$64
Income taxes	$5	$63
Supplemental disclosure of noncash investing and financing activities Purchase of businesses:
Total purchase price	—	$1,831
Less payable to seller	—	(628)
Cash purchase price	—	$1,203

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

TROY Systems provides state-of-the-art payment systems ranging from high security digital check printing systems to electronic payment and funds transfer solutions.  Our systems are used to transfer monies between bank accounts using paper checks or electronic ACH (Automated Clearing House) processes.  Our products provide our customers with payment solutions that offer security, speed, flexibility and efficiency.  Ameritrade, Inc., AT&T Corporation, Bank of America Corporation, Eastman Kodak Company, Farmers Group, Inc. (Farmers Insurance), Fidelity Investments, Ford Motor Company, IBM, Manpower Inc., Morgan Stanley Dean Witter & Co., CSFBdirect, Track Data, Mr. Stock, Wal–Mart Stores, Inc., Wells Fargo & Company, Comerica Bank, Red Cross, G.E. Capital Ireland and Ford Credit Europe are among the TROY customers that purchased payment products during the last 12 months.

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

We recognize revenue from software arrangements in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions.” Revenue is recognized when persuasive evidence of an arrangement exits and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization or modification of the software.  For arrangements where the software requires significant customization or modification, the Company recognizes revenue for the software license and consulting services portion of the arrangement upon customer acceptance.  Maintenance revenue is recognized ratably over the term of the maintenance contract, typically 12 months.

Revenue from software license agreements with OEMs whereby the Company provides ongoing support over the term of the contract is recognized based on the greater of royalties’ earned or straight line over the term of the contract.

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

Results of Operations

On October 15, 2002, we issued a press release announcing that the filing of our Form 10-Q for the fiscal quarter ended August 31, 2002 would be delayed.  We had conducted physical inventory counts and discovered certain inventory shortfalls and other adjustments, which we preliminarily estimated to be approximately $1.5 million.  We delayed the filing of our Form 10-Q for the fiscal quarter ended August 31, 2002 in order to give us sufficient time to review the causes of such inventory adjustments and to determine if any of the financial statements for prior periods would need to be restated.  Following completion of this review, we determined that the final adjustments total approximately $1.2 million, and that it would be necessary to restate our consolidated financial statements as of and for the periods ended February 28, 2002 and May 31, 2002 and to make conforming changes to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect such restatement.  We have made no further changes to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our previously filed 10-Q other than as necessary to reflect such restatement.

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of net sales:

	Three Months Ended May 31,		Six Months Ended May 31,
	2002	2001	2002	2001
	Restated		Restated
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.8	63.5	59.6	62.0
Gross profit	40.2	36.5	40.4	38.0
Selling, general and administrative expenses	29.1	40.1	28.5	37.7
Research and development expenses	11.6	17.6	12.8	14.3
Amortization of intangible assets	0.9	3.3	0.9	3.0
Operating loss	(1.4)	(24.5)	(1.8)	(17.0)
Interest income	0.2	1.6	0.3	1.7
Interest expense	—	(0.4)	(0.1)	(0.3)
Loss before income taxes	(1.2)	(23.3)	(1.6)	(15.6)
Provision for income tax credits	(0.4)	(7.2)	(0.5)	(5.3)
Net loss	(0.8)%	(16.1)%	(1.1)%	(10.3% )%

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

Cost of Goods Sold.  Cost of goods sold increased by $2.2 million or 34.7% to $8.4 million in the three months ended May 31, 2002 from $6.2 million in the three months ended May 31, 2001.  This increase was primarily due to increased net sales.  Cost of goods sold as a percentage of net sales decreased to 59. 8% in the three months ended May 31, 2002 from 63.5% in the three months ended May 31, 2001, primarily due to reductions in manufacturing overhead costs,  $400,000 in restructuring costs in the three months ended May 31, 2001, and a shift in mix to higher margin products.  Cost of goods sold as a percent of sales will fluctuate based on shifts in the mix of products sold.

Gross Profit.  As a result of the above factors, gross profit increased by $2.0 million to $5.6 million in the three months ended May 31, 2002 from $3.6 million in the three months ended May 31, 2001.  Gross profit as a percentage of net sales increased to 40.2% in the three months ended May 31, 2002 from 36.5% in the three months ended May 31, 2001.

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

Research and Development Expenses.  Research and development expenses decreased by $101,000 or 5.9% to $1.6 million in the three months ended May 31, 2002 from $1.7 million in the three months ended May 31, 2001 due to reduced project spending in Troy Systems.  The total research and development expenses for the second quarter of 2002 included $1.1 million for Troy Systems, and $.5 million for Troy Wireless.  The three months ended May 31, 2001 included $653,000 of expenses related to increases in personnel and related costs and restructuring costs. There were no software development costs capitalized in the three months ended May 31, 2002 and $125,000 were capitalized in the three months ended May 31, 2001.  Research and development expenses as a percentage of net sales were 11.6% in the three months ended May 31, 2002 and 17.6% in the three months ended May 31, 2001.

Amortization of Intangible Assets.  Amortization of intangible assets decreased by $190,000 or 59.4% to $130,000 in the three months ended May 31, 2002 from $320,000 in the three months ended May 31, 2001.  This decrease was the result of the write-down of impaired long-lived assets at the end of fiscal year 2001.

Operating Loss.  As a result of the above factors, the operating loss was reduced by $2.2 million to $(202,000) in the three months ended May 31, 2002 from a loss of $(2.4) million in the three months ended May 31, 2001.  Operating loss as a percentage of net sales was (1.4)% in the three months ended May 31, 2002 compared to (24.5)% in the three months ended May 31, 2001.

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

Income Taxes.  Income tax benefits decreased to a $56,000 tax benefit in the three months ended May 31, 2002 from a $710,000 tax benefit in the three months ended May 31, 2001.  Income tax benefit as a percentage of pretax loss was (33.3)% in the three months ended May 31, 2002 compared to (31.0)% in the three months ended May 31, 2001.

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

Cost of Goods Sold.  Cost of goods sold increased by $3.4 million or 25.7% to $16.4 million in the six months ended May 31, 2002 from $13.1 million in the six months ended May 31, 2001 primarily due to increased net sales.  Cost of goods sold as a percentage of net sales decreased to 59.6% in the six months ended May 31, 2002 from 62.0% in the six months ended May 31, 2001, primarily due to cost reductions,  $400,000 in restructuring costs in the six months ended May 31, 2001, and a shift in mix to higher margin products.  Cost of goods sold as a percent of sales will fluctuate based on shifts in the mix of products sold.

Gross Profit.  As a result of the above factors, gross profit increased by $3.1 million to $11.2 million in the six months ended May 31, 2002 from $8.0 million in the six months ended May 31, 2001.  Gross profit as a percentage of net sales increased to 40.4% in the six months ended May 31, 2002 from 38.0% in the six months ended May 31, 2001.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $82,000 or 1.0% to $7.9 million in the six months ended May 31, 2002 from $7.9 million in the six months ended May 31, 2001.  This decrease was primarily due to cost control measures put in place and a $225,000 reduction in the allowance for doubtful accounts related to improved collections, partially offset by $315,000 in severance and related expenses and  $475,000 increased expenses in Troy Wireless due to the acquisition of the print server business of Extended Systems, Inc. on May 31, 2001.  The six months ended May 31, 2001 included $957,000 of expenses related to increases in personnel, promotions and restructuring.  Selling, general and administrative expenses as a percentage of net sales decreased to 28.5% in the six months ended May 31, 2002 from 37.7% in the six months ended May 31, 2001.

Research and Development Expenses.  Research and development expenses increased by $504,000 or 16.7% to $3.5 million in the six months ended May 31, 2002 from $3.0 million in the six months ended May 31, 2001.  Of this increase, approximately $295,000 was due to development expenses for our electronic payment solutions, and $180,000 was due to development for our wireless products,.  The total research and development expenses for 2002 included $2.2 million for Troy Systems and $1.3 million for Troy Wireless.  There were no software development costs capitalized in the six months ended May 31, 2002 and $263,000 were capitalized in the six months ended May 31, 2001. Research and development expenses as a percentage of net sales were 12.8% in the six months ended May 31, 2002 and 14.3% in the six months ended May 31, 2001.

Amortization of Intangible Assets.  Amortization of intangible assets decreased by $380,000 or 59.4% to $260,000 in the six months ended May 31, 2002 from $640,000 in the six months ended May 31, 2001.  This decrease was the result of the write-down of impaired long-lived assets at the end of fiscal year 2001.

Operating Loss.  As a result of the above factors, the operating loss was reduced by $3.1 million to $(500,000) in the six months ended May 31, 2002 from a loss of $3.6 million in the six months ended May 31, 2001.  Operating loss as a percentage of net sales was 1.8% in the six months ended May 31, 2002 compared to (17.0)% in the six months ended May 31, 2001.

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

Income Taxes.  Income tax benefit decreased to a $(159,000) tax benefit in the six months ended May 31, 2002 from a $1.1 million tax benefit in the six months ended May 31, 2001.  Income tax benefit as a percentage of pretax loss was 35.3% in the six months ended May 31, 2002 compared to (34.0)% in the six months ended May 31, 2001.

Liquidity and Capital Resources

Cash flows provided by operating activities were $522,000 in the six months ended May 31, 2002 compared to $1.1 million used by operating activities in the six months ended May 31, 2001.  This increase was due primarily to net loss of $292,000 in the first six months of 2002 compared to a net loss of $2.2 million in the first six months of 2001 and a decrease in inventories and accounts receivable, partially offset by a decrease in accounts payable.  The accounts receivable decrease resulted primarily from collections.

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

We have a $5,000,000 line-of-credit agreement with a bank.  As of May 31, 2002, there were no borrowings outstanding against the line of credit.  Borrowings under the line of credit bear interest at the lesser of the bank’s reference rate (5.0% at May 31, 2002) less 0.25% or the bank’s LIBOR rate (6.56% at May 31, 2002) plus 2% and are limited to 80% of eligible accounts receivable and 50% of eligible inventories if total liabilities to tangible effective net worth is greater than two to one.  In connection with the line-of-credit agreement, we have a $650,000 standby letter-of-credit sublimit agreement of which approximately $80,000 was outstanding at May 31, 2002.  This line of credit is secured by substantially all of our assets.  Our borrowing arrangement requires us to comply with certain financial covenants, and at May 31, 2002 we were in compliance with those covenants.  As of May 31, 2002, we had approximately $4,920,000 in availability under the line of credit.  The line-of-credit borrowings are due on demand.  The agreement may be terminated by either party.

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

Contractual Obligations and Commercial Commitments

The Company has the following contractual obligations and commercial commitments.

	Total		Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Notes payable	$229,000		$36,000	$193,000	—	—

Related party operating lease	$1,573,000		$135,000	$809,000	$539,000	$90,000

Other operating leases	$891,000		$268,000	$623,000	—	—

Split dollar life insurance policy		**	$293,000	$1,755,000	$1,170,000		**

** The Company has committed to making payments on the split dollar life insurance policy based on continued employment.

The annual commitments are based on the Company’s November 30 year end.

As of November 30, 2001 and May 31, 2002, the Company had advanced $1,666,000 and $2,039,000, respectively, to stockholders in connection with the purchase of split dollar life insurance policies.  The Company and the stockholders have executed a split dollar arrangement governing the unsecured, non-interest-bearing receivable for the amount of the advance.  The advance is due on demand, however the Company does not anticipate demanding payment in the next 12 months and accordingly has classified this amount as long-term.

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

On April 30, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement updates, clarifies and simplifies existing accounting pronouncements. Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. The Company will adopt Statement 145 in fiscal 2003. Statement 145 is not expected to have a material impact on the Company’s results of operations or financial position.

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

TROY GROUP, INC.

March 17, 2003	/s/ Patrick J. Dirk
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

March 17, 2003	/s/ Patrick J. Dirk
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