Form 10-Q
period 2002-08-31
TROY GROUP INC
filed 2003-03-19
CIK 1060595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002.

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

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒   No  ☐

                As of October 11, 2002, there were 10,649,092 shares of our common stock outstanding.

TROY GROUP, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ended August 31, 2002

PART I:  FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

TROY GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

Assets	August 31,	November 30,
	2002	2001
	(Unaudited)
Current assets:
Cash and cash equivalents	$5,459	$1,210
Investment in available-for-sale securities	1,323	5,181
Accounts receivable, less allowance for doubtful accounts of $706 and $1,130, respectively	7,399	9,713
Income tax refund receivable	1,373	1,059
Inventories	7,135	9,251
Prepaid expenses and other	807	358
Deferred tax assets	2,480	2,480
Total current assets	25,976	29,252
Equipment and leasehold improvements, net	2,186	2,529
Other assets, including receivable from stockholders of $2,123 at August 31, 2002 and $1,666 at November 30, 2002	5,210	5,226
Total assets	$33,372	$37,007

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$72	$70
Accounts payable	2,492	4,418
Accrued expenses	2,353	2,456
Deferred revenue	972	1,138
Total current liabilities	5,889	8,082
Long-term debt, net of current portion	139	193
Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 5,000,000 shares,
issued none	—	—
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 2002 10,969,657 shares; and 2001 10,921,032 shares	110	109
Additional paid-in capital	21,113	20,966
Retained earnings	7,296	8,753
	28,519	29,828
Less cost of treasury stock — 320,565 common shares in 2002 and 295,320 in 2001	1,175	1,096
Total stockholders’ equity	27,344	28,732
Total liabilities and stockholders’ equity	$33,372	$37,007

See Notes to Consolidated Financial Statements.

TROY GROUP, INC.

CONSOLIDATED STATEMENTS

OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	August 31, 2002	August 31, 2001	August 31, 2002	August 31, 2001

Net sales	$13,649	$13,674	$41,245	$34,783
Cost of goods sold	10,214	8,161	26,658	21,243
Gross profit	3,435	5,513	14,587	13,540

Operating expenses:
Selling, general and administrative	3,415	3,584	11,282	11,533
Research and development	1,696	1,379	5,221	4,400
Amortization of intangible assets	130	320	390	960
Operating income (loss)	(1,806)	230	(2,306)	(3,353)

Interest income	17	102	96	468
Interest expense	(3)	(28)	(33)	(92)
Income (loss) before income taxes	(1,792)	304	(2,243)	(2,977)
Provision for (benefit from) income taxes	(627)	84	(786)	(1,031)
Net income (loss)	$(1,165)	$220	$(1,457)	$(1,946)

Net income (loss) per share:
Basic	$(.11)	$.02	$(.14)	$(.18)
Diluted	$(.11)	$.02	$(.14)	$(.18)

Weighted-average shares outstanding:
Basic	10,649	10,667	10,646	10,816
Diluted	10,649	10,803	10,646	10,816

See Notes to Consolidated Financial Statements.

TROY GROUP, INC.

CONSOLIDATED STATEMENTS

OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	August 31, 2002	August 31, 2001

Cash flows from operating activities:
Net loss	$(1,457)	$(1,946)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	980	1,538
Recovery of doubtful accounts	(212)	308
Deferred taxes	—	(88)
Accrued interest on available for sale securities	(85)	(314)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	2,526	398
Income tax refund receivable	(314)	241
Inventories	2,116	2
Prepaid expenses and other	(449)	(60)
Accounts payable	(1,927)	538
Accrued expenses	(103)	86
Deferred revenue	(167)	57
Net cash provided by operating activities	908	760
Cash flows from investing activities:
Acquisition of businesses	—	(1,980)
Purchase of equipment and leasehold improvements	(302)	(866)
Purchase of available-for-sale securities	(1,449)	(3,363)
Maturities of available-for-sale securities	5,393	9,148
Capitalization of software development costs	—	814
Increase in other assets, net	(319)	(1,835)
Net cash provided by investing activities	3,323	1,918
Cash flows from financing activities:
Net borrowings on revolving line of credit	—	—
Payments on notes payable	(52)	(50)
Proceeds from issuance of common stock	149	158
Purchase of treasury stock	(79)	(918)
Net cash provided by (used in) financing activities	18	(810)
Net increase in cash and cash equivalents	4,249	1,868
Cash and cash equivalents, beginning of period	1,210	1,235
Cash and cash equivalents, end of period	$5,459	$3,103

See Notes to Consolidated Financial Statements.

TROY GROUP, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended August 31, 2002 are not necessarily indicative of the results that may be expected for the year ended November 30, 2002.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended November 30, 2001 (File No. 000-24413).

Note 2.  Inventories

Inventories consisted of the following as of August 31, 2002 and November 30, 2001 (amounts in thousands):

	August 31, 2002	November 30, 2001
Raw materials	$4,904	$6,997
Work-in-process	766	455
Finished goods	3,631	4,306
Reserve for slow moving and obsolete inventories	(2,166)	(2,507)
Total	$7,135	$9,251

Note 3.  Investment in Available-for-sale Securities

As of August 31, 2002, the Company had approximately $1.3 million in corporate debt securities with contractual maturity dates of up to one year, which management has determined should be classified as available-for-sale.  Market values approximated carrying values.  Accordingly, no unrealized gains or losses were recorded at August 31, 2002.  There were no gains or loss recognized for the nine months ended August 31, 2002 or August 31, 2001.

Note 4.  Stock Option and Stock Warrant Plans

During the nine months ended August 31, 2002, the Company granted options to employees to acquire 350,000 shares of common stock at a weighted-average exercise price of $4.03 per share, 10,000 options were exercised at a weighted-average exercise price of $2.94 per share,  and 703,000 options were forfeited at a weighted-average exercise price of $6.21 per share.  The following is a summary of total outstanding options and stock warrants at August 31, 2002:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Options	Weighted- Average Exercise Price
$2.94 — 4.51	857,666	$3.88	8.1 years	211,665	$2.99
$6.31 — 8.75	740,000	$7.35	7.1 years	425,500	$7.25
$13.16 — 14.25	25,000	$13.38	7.3 years	—	—
	1,622,666			637,165

At August 31, 2002, there were 1,209,000 shares remaining available for grant under the Company’s option plans.

Note 5.  Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended		Nine months ended
	(amounts in thousands, except per share data)		(amounts in thousands, except per share data)

	August 31, 2002	August 31, 2001	August 31, 2002	August 31, 2001
Numerator for basic and diluted net income (loss) per share:

Net income (loss)	$(1,165)	$220	$(1,457)	$(1,946)

Denominator for basic net income (loss) per share — weighted-average shares outstanding	10,649	10,667	10,646	10,816
Effect of employee stock options and warrants	—	136	—	—
Denominator for diluted net income (loss) per share	10,649	10,803	10,646	10,816

Net income (loss) per share:

Basic	$(.11)	$.02	$(.14)	$(.18)
Diluted	$(.11)	$.02	$(.14)	$(.18)

The dilutive effect of incremental shares of employee stock options and warrants for the periods ended August 31, 2002 and 2001 would have been 53,000 and 68,000 for the three and nine months ended August 31, 2002, respectively, and 136,000 and 77,000 for the three and nine months ended August 31, 2001, respectively.

Note 6.  Business Combination

Extended Systems Incorporated

On May 31, 2001, the Company acquired in a purchase transaction certain assets and assumed certain liabilities of Extended Systems Incorporated, a print server manufacturer, in exchange for $1,672,000 in cash and $504,000 in direct expenses.  The total acquisition cost was $2,051,000 and was allocated as follows:

Inventories	$1,600,000
Equipment	46,000
Goodwill	530,000
Current liabilities assumed	(125,000)

$2,051,000

Unaudited pro forma information

Unaudited pro forma consolidated results of operations for the nine months ended August 31, 2001 as though Extended Systems Incorporated had been acquired as of December 1, 2000 are as follows (amounts in thousands, except per share data):

Nine Months Ended August 31, 2001
Pro forma net sales	$41,879
Pro forma net loss	$(1,788)
Pro forma net loss per share: basic and diluted	$(.17)

The above amounts reflect pro forma adjustments for amortization of intangibles and number of shares outstanding.  This pro forma financial information does not purport to be indicative of the results of operations had the Extended Systems Incorporated acquisition actually taken place at the earlier date.

Note 7.  Segment Information

The following tables summarize revenues and net income (loss) by operating segment and unallocated corporate for the three and nine months ended August 31, 2002 and August 31, 2001:

	Three months ended		Nine months ended
	(amounts in thousands)		(amounts in thousands)

	August 31, 2002	August 31, 2001	August 31, 2002	August 31, 2001
Revenues:
Troy Systems	$10,547	$10,096	$32,134	$27,793
Troy Wireless	3,157	3,684	9,314	7,212
Less intersegment revenue	(55)	(106)	(203)	(222)
	$13,649	$13,674	$41,245	$34,783

Net income (loss):
Troy Systems	$379	$1,285	$2,914	$1,754
Troy Wireless	(813)	(384)	(2,068)	(1,455)
Unallocated Corporate	(731)	(681)	(2,303)	(2,245)
	$(1,165)	$220	$(1,457)	$(1,946)

Certain reclassifications have been made to the August 31, 2001 segment information to conform to the August 31, 2002 presentation.

	August 31, 2002	November 30, 2001
Segment Assets:

Troy Systems	$11,842	$13,395
Troy Wireless	11,040	10,259
Unallocated Corporate	41,661	28,663
	$64,543	$52,317

The following schedule is presented to reconcile August 31, 2002 and November 30, 2001 segment assets to the amounts reported in the Company’s consolidated financial statements (amounts in thousands).

	August 31, 2002	November 30, 2001
Total Assets of Reportable Segments	$64,543	$52,317
Intersegment Receivables	(30,789)	(14,928)
Investment in Subsidiaries	(382)	(382)
Consolidated assets	$33,372	$37,007

Note 8.  Cash Flow Information

Supplemental disclosure of cash flow information

	Nine months ended
	(amounts in thousands)
	August 31, 2002	August 31, 2001
Cash paid during the period for:
Interest	$46	$92
Income taxes	$13	$81

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  These risks and uncertainties include our ability to consolidate operations and reduce costs; the continued demand for printed financial documents; our ability to offset declining sales of our wired connectivity products; the success of the measures we implemented to address inventory accounting controls; the market acceptance of products incorporating wireless printing technologies; the impact of the delisting of our common stock from the Nasdaq National Market; our ability to hire and retain qualified management, technology and other personnel; the impact of competition from existing and new technologies and companies; and the other factors set forth below under the heading “Certain Important Factors” and in our other periodic reports and other documents that we file from time to time with the Securities and Exchange Commission.

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

Results of Operations

                On October 15, 2002, we issued a press release announcing that the filing of our Form 10-Q for the fiscal quarter ended August 31, 2002 would be delayed.  We had conducted physical inventory counts and discovered certain inventory shortfalls and other adjustments, which we preliminarily estimated to be approximately $1.5 million.  We delayed the filing of our Form 10-Q for the fiscal quarter ended August 31, 2002 in order to give us sufficient time to review the causes of such inventory adjustments and to determine if any of the financial statements for prior periods would need to be restated.  Following completion of this review, we determined that the final adjustments totaled approximately $1.2 million, and that it would be necessary to restate our consolidated financial statements as of and for the periods ended February 28, 2002 and May 31, 2002 and to make conforming changes to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect such restatement.

                The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	August 31, 2002	August 31, 2001	August 31, 2002	August 31, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	74.8	59.7	64.6	61.1
Gross Profit	25.2	40.3	35.4	38.9
Selling, general and administrative expenses	25.0	26.2	27.4	33.1
Research and development expenses	12.4	10.1	12.7	12.6
Amortization of intangible assets	1.0	2.3	0.9	2.8
Operating income (loss)	(13.2)	1.7	(5.6)	(9.6)
Interest income	0.1	0.7	0.2	1.3
Interest expense	—	(0.2)	—	(0.3)
Income (loss) before income taxes (credits)	(13.1)	2.2	(5.4)	(8.6)
Provision for income taxes (credits)	(4.6)	0.6	(1.8)	(3.0)
Net income (loss)	(8.5)%	1.6%	(3.6)%	(5.6)%

Three Months Ended August 31, 2002 Compared to Three Months Ended August 31, 2001

                Net Sales.  Our net sales were $13.6 million for the three months ended August 31, 2002, with $10.5 million attributable to Troy Systems and $3.1 million attributable to Troy Wireless.  Net sales in the three months ended August 31, 2002 decreased by $25,000 from $13.7 million in the three months ended August 31, 2001.  This decrease in net sales represents a $470,000 increase in sales of our laser printers, proprietary imaging supplies, services, and electronic payment solutions, and a decrease of

$495,000 in sales of our connectivity products.  Net sales were not significantly affected by price changes.

                Cost of Goods Sold.  Cost of goods sold increased by $2.0 million or 25.6% to $10.2 million in the three months ended August 31, 2002 from $8.2 million in the three months ended August 31, 2001.  This increase primarily was due to an increase in the reserve for excess and obsolete inventory of Troy Systems of $703,000, and severance costs of $169,000.  Cost of goods sold as a percentage of net sales increased to 75.0% in the three months ended August 31, 2002 from 59.7% in the three months ended August 31, 2001, primarily due to the increase in the inventory reserve and severance costs described above.

                Gross Profit.  Gross profit decreased by $2.1 million to $3.4 million in the three months ended August 31, 2002 from $5.5 million in the three months ended August 31, 2001.  Gross profit as a percentage of net sales decreased to 25.2% in the three months ended August 31, 2002 from 40.3% in the three months ended August 31, 2001.  The decrease in gross profit was primarily due to the inventory reserve increases and severance payments discussed above.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $169,000 or 4.7% to $3.4 million in the three months ended August 31, 2002 from $3.6 million in the three months ended August 31, 2001.  This decrease primarily was due to a $60,000 reduction in the allowance for doubtful accounts related to improved collections, and $177,000 in foreign currency gains, partially offset by $237,000 of severance expense and other expenses .  Selling, general and administrative expenses as a percentage of net sales decreased to 25.0% in the three months ended August 31, 2002 from 26.2% in the three months ended August 31, 2001.

                Research and Development Expenses.  Research and development expenses increased by $317,000 or 23.0% to $1.7 million in the three months ended August 31, 2002 from $1.4 million in the three months ended August 31, 2001, primarily due to increased spending for electronic payment software. The total research and development expenses for the third quarter of fiscal 2002 included $1.3 million for Troy Systems and $415,000 for Troy Wireless. There were no software development costs capitalized in the three months ended August 31, 2002 and $551,000 were capitalized in the three months ended August 31, 2001. Research and development expenses as a percentage of net sales was 12.4% in the three months ended August 31, 2002 and 10.1% in the three months ended August 31, 2001.

                Amortization of Intangible Assets.  Amortization of intangible assets decreased by $190,000 or 59.4% to $130,000 in the three months ended August 31, 2002 from $320,000 in the three months ended August 31, 2001.  This decrease was the result of the write-down of impaired long-lived assets at the end of fiscal year 2001.

                Operating Income (Loss).  Operating income (loss) decreased by $2.0 million to a loss of $((1.8) million in the three months ended August 31, 2002 from income of $230,000 in the three months ended August 31, 2001.  The operating loss as a percentage of net sales was (13.2)% in the three months ended August 31, 2002 compared to income of 1.7% in the three months ended August 31, 2001.

                Interest Income.  Interest income decreased by $85,000 to $17,000 in the three months ended August 31, 2002 from $102,000 in the three months ended August 31, 2001.  This decrease is the result of reductions in our investment in available-for-sale securities due to working capital requirements and lower rates of interest on invested securities.

                Interest Expense.  Interest expense decreased by $25,000 to $3,000 in the three months ended August 31, 2002 from $28,000 in the three months ended August 31, 2001.  This decrease was due to reductions in the balance due on notes payable.

                Income Taxes.  Income taxes decreased to a $627,000 tax benefit in the three months ended August 31, 2002 from an $84,000 tax expense in the three months ended August 31, 2001.  This decrease is a result of decreased income before income taxes.  Income tax expense (benefit) as a percentage of pretax income (loss) was (35.0)% in the three months ended August 31, 2002 compared to 27.6% in the three months ended August 31, 2001.

Nine Months Ended August 31, 2002 Compared to Nine Months Ended August 31, 2001

                Net Sales.  Our net sales were $41.2 million for the nine months ended August 31, 2002, with $32.1 million attributable to Troy Systems and $9.3 million attributable to Troy Wireless.  Net sales in the nine months ended August 31, 2002 increased by $6.5 million, or 18.6%, from $34.8 million in the nine months ended August 31, 2001.  This increase in net sales represents a $4.3 million increase in sales of our laser printers, proprietary imaging supplies, services, and electronic payment solutions, and an increase of $2.1 million in sales of our wireless and connectivity products, primarily due to the acquisition of certain assets of Extended Systems, Inc. on May 31, 2001.  Net sales were not significantly affected by price changes.

                Cost of Goods Sold.  Cost of goods sold increased by $5.4 million or 25.5% to $26.7 million in the nine months ended August 31, 2002 from $21.2 million in the nine months ended August 31, 2001.  This increase was primarily due to increased net sales, inventory reserve increases of $703,000 and severance costs of $169,000.  Cost of goods sold as a percentage of net sales increased to 64.6% in the nine months ended August 31, 2002 from 61.1% in the nine months ended August 31, 2001, primarily due to the increase in the inventory reserve and severance costs described above.

                Gross Profit.  Gross profit increased by $1.0 million to $14.6 million in the nine months ended August 31, 2002 from $13.5 million in the nine months ended August 31, 2001.  Gross profit as a percentage of net sales decreased to 35.4% in the nine months ended August 31, 2002 from 38.9% in the nine months ended August 31, 2001.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $251,000 or 2.2% to $11.3 million in the nine months ended August 31, 2002 from $11.5 million in the nine months ended August 31, 2001.  This decrease was primarily due to a $285,000 reduction in the allowance for doubtful accounts related to improved collections, and $177,000 in foreign currency gains, partially offset by $472,000 of severance expense.  Selling, general and administrative expenses as a percentage of net sales decreased to 27.4% in the nine months ended August 31, 2002 from 33.1% in the nine months ended August 31, 2001.

                Research and Development Expenses.  Research and development expenses increased by $821,000, or 18.7 % to $5.2 million in the nine months ended August 31, 2002 from $4.4 million in the nine months ended August 31, 2001.  Of this increase, approximately $641,000 was due to development expenses for our electronic payment solutions and $180,000 was due to development for our wireless products.  The total research and development expenses for 2002 included $3.5 million for Troy Systems and $1.7 million for Troy Wireless.  There were no software development costs capitalized in the nine months ended August 31, 2002 and $814,000 were capitalized in the nine months ended August 31, 2001. Research and development expenses as a percentage of net sales were 12.7% in the nine months ended August 31, 2002 and 12.6% in the nine months ended August 31, 2001.

                Amortization of Intangible Assets.  Amortization of intangible assets decreased by $570,000 or 59.4% to $390,000 in the nine months ended August 31, 2002 from $960,000 in the nine months ended August 31, 2001.  This decrease was the result of the write-down of impaired long-lived assets at the end of fiscal year 2001.

                Operating Income (Loss).  The operating loss decreased by $1.1 million to $(2.3) million in the nine months ended August 31, 2002 from a loss of $(3.4) million in the nine months ended August 31, 2001.  Operating loss as a percentage of net sales was (5.6)% in the nine months ended August 31, 2002 compared to (9.6)% in the nine months ended August 31, 2001.

                Interest Income.  Interest income decreased by $372,000 to $96,000 in the nine months ended August 31, 2002 from $468,000 in the nine months ended August 31, 2001.  This decrease is the result of reductions in our investment in available-for-sale securities due to our stock repurchase program, working capital requirements and lower rates of interest on invested securities.

                Interest Expense.  Interest expense decreased by $59,000 to $33,000 in the nine months ended August 31, 2002 from $92,000 in the nine months ended August 31, 2001.  This decrease was due to reductions in the balance due on notes payable.

                Income Taxes.  Income taxes decreased to a $786,000 tax benefit in the nine months ended August 31, 2002 from a $1.0 million tax benefit in the nine months ended August 31, 2001.  This decrease is a result of a reduced loss before income taxes.  Income tax expense (benefit) as a percentage of pretax income (loss) was (35.0)% in the nine months ended August 31, 2002 compared to (34.6)% in the nine months ended August 31, 2001.

Liquidity and Capital Resources

                Cash flows provided by operating activities were $908,000 in the nine months ended August 31, 2002 compared to $760,000 provided by operating activities in the nine months ended August 31, 2001.  This increase was due primarily to a decrease in inventories and accounts receivable, and a net loss of $(1.5) million in 2002 compared to a net loss of $(1.9) million in 2001.  The accounts receivable decrease resulted primarily from collections.

                Cash flows provided by investing activities were $3.3 million in the nine months ended August 31, 2002 compared to $1.9 million in the nine months ended August 31, 2001.  Included in cash flows provided by investing activities in the nine months ended August 31, 2002 was $3.9 million in net maturities of available-for-sale securities.  In connection with split-dollar life insurance arrangements with our major stockholder, we previously had committed to funding the premium on three life insurance policies for the foreseeable future.  Annual premiums on these policies are approximately $586,000 per year for the next five years.

                Cash flows provided by financing activities were $18,000 in the nine months ended August 31, 2002 compared to cash flows used in financing activities of $810,000 in the nine months ended August 31, 2001.  Included in cash flows provided by financing activities in the nine months ended August 31, 2001 was $918,000 used for the purchase of treasury stock.

                We have a $5,000,000 line-of-credit agreement with a bank.  As of August 31, 2002, there were no borrowings outstanding against the line of credit.  Borrowings under the line of credit bear interest at the lesser of the bank’s reference rate (4.75% at August 31, 2002) less 0.25% or the bank’s LIBOR rate (1.82% at August 31, 2002) plus 2% and are limited to 80% of eligible accounts receivable and 50% of

16 eligible inventories if total liabilities to tangible effective net worth is greater than two to one.  In connection with the line-of-credit agreement, we have a $650,000 standby letter-of-credit sublimit agreement of which approximately $80,000 was outstanding at August 31, 2002.  This line of credit is secured by substantially all of our assets.  Our borrowing arrangement requires us to comply with certain financial covenants, and at August 31, 2002 we were in compliance with those covenants.  As of August 31, 2002, we had approximately $4,920,000 in availability under the line of credit.  The line-of-credit borrowings are due on demand. The agreement may be terminated by either party.

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

                In March 2001, Troy established a stock repurchase program under which Troy’s common stock, with an aggregate market value up to $4.0 million, may be acquired in the open market.  As of August 31, 2002, Troy has purchased approximately 320,565 shares of common stock in the open market, at an average price of $3.67 per share, under the stock repurchase program.  Approximately $2.8 million remains available for future common stock repurchases.

Contractual Obligations and Commercial Commitments

                We have the following contractual obligations and commercial commitments.

	Total	Less than 1 year*	1-3 years	4-5 years	After 5 years
Notes Payable	$211,000	$18,000	$193,000	—	—
Related party operating lease	1,505,000	67,000	809,000	$539,000	$90,000
Other operating leases	765,000	134,000	631,000	—	—
Split dollar life insurance policy	**	**	**	**	**
Total	$2,481,000	$219,000	$1,633,000	$539,000	$90,000

*The annual commitments reflected in the table above are based on our November 30 year-end.

**We previously had committed to making payments on the split dollar life insurance policy based on continued employment. As of November 30, 2001 and August 31, 2002, we had advanced $1,666,000 and $2,123,000, respectively, to stockholders in connection with the purchase of split dollar life insurance policies.  The company and the stockholders have executed a split-dollar agreement for the amount of the advance.  The advance is due on demand, however we do not anticipate demanding payment in the next 12 months and accordingly we have classified this amount as long-term.   The Sarbanes-Oxley Act of 2002 prohibits extensions of credit in the form of a personal loan to certain company insiders after July 29, 2002.  As a result, since July 29, 2002 the Company has not funded the annual premium payments on these policies.  If the SEC issues new regulations or other guidance that causes us to reevaluate our position, we may demand payment on the note and terminate the company’s participation in these arrangements.

Critical Accounting Policies

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

                The Company’s operations are affected by numerous factors including market acceptance, changes in technologies and new laws and government regulations and policies.  The Company cannot predict what impact, if any, the occurrence of these or other events might have on our operations.  Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, the reserve for slow moving or obsolete inventories and the carrying value of long-lived and intangible assets.

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

                Evaluation of long-lived and intangible assets

                The Company periodically reviews the value of its long-lived and intangible assets to determine if impairment has occurred by comparing the carrying value of the long-lived assets with the lowest level of identifiable future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition.  The Company recorded an impairment loss on certain long-lived assets during fiscal year 2001 based on an evaluation of projected operating income, cash flows and business prospects. In addition, management determined other long-lived assets were not impaired. In making these determinations, the assumptions used by management about future cash flows are critical.  If these expected cash flows are not realized, future additional impairment losses may be recorded.

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

Recently Issued Accounting Standards

                In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), Business Combinations, and Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets.  SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001.  SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December

15, 2001.  We will adopt SFAS No. 142 as of the beginning of fiscal year 2003.  We are in the process of determining the expected impact on earnings and existing goodwill and other intangibles upon adoption, which will include the elimination of goodwill amortization and may include additional impairment.  As of August 31, 2002, unamortized goodwill totaled $253,000.

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

                In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of.  Adoption of SFAS 144 is required no later than the beginning of fiscal 2003.  Management does not expect the adoption of SFAS 144 to have a significant impact on our financial position or results of operations.  However, further impairment reviews may result in charges against earnings to write down the value of long-lived assets.

                On April 30, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  This statement updates, clarifies and simplifies existing accounting pronouncements.  Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in Opinion 30 will now be used to classify those gains and losses.  Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded.  Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980.  Because the transition has been completed, Statement 44 is no longer necessary.  Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects.  We will adopt Statement 145 in fiscal 2003. Statement 145 is not expected to have a material impact on our results of operations or financial position.

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

                We do not utilize derivative financial instruments.  Accordingly, our exposure to market risk is through our investments in available-for-sale securities and our bank debt which bears interest at variable rates.  Available-for-sale securities consist of corporate debt and marketable equity securities.  These securities generally have contractual maturity dates of up to one year.  At August 31, 2002, market values approximated carrying values.  Due to the short-term maturities of these securities, management believes that there is no significant market risk.  At August 31, 2002, we had approximately $6.8 million in cash, cash equivalents and investments in available-for-sale securities, and, accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the amount of interest earned of $68,000.  The bank debt is a revolving line of credit.  All borrowings bear interest based upon the reference rate per annum as announced by the bank (4.75% at August 31, 2002) less 0.25%.  At August 31, 2002, there were no amounts outstanding under the line of credit agreement and, accordingly, a sustained increase in the reference rate of 1% would not cause our annual interest expense to change.

ITEM 4.  CONTROLS AND PROCEDURES

                Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 13a-15 under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

                On October 15, 2002, we issued a press release announcing that the filing of our Form 10-Q for the fiscal quarter ended August 31, 2002 would be delayed. We had conducted physical inventory counts and discovered certain inventory shortfalls and other adjustments. We delayed the filing of our Form 10-Q for the fiscal quarter ended August 31, 2002 in order to give us sufficient time to review the causes of such inventory adjustments and to determine if any of the financial statements for prior periods would need to be restated.  We also reviewed our inventory accounting controls and determined that there were certain material weaknesses.  As a result, we have taken a number of corrective measures to address these weaknesses.  Our Irvine and Boise facilities have now been closed and consolidated into our Wheeling facility, where the employees have more experience in using our materials management system.  In addition, we have implemented additional training procedures to ensure that this continues to be the case, have hired personnel with more experience in managing the accounting function in a manufacturing environment, and currently expect to install a new ERP system by the end of fiscal year 2003.  The Company also intends to conduct quarterly physical inventory counts until it is satisfied that its systems are operating properly.  There were no other significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

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

On July 9, 2002, we filed a Current Report on Form 8-K dated July 5, 2002 under Item 4 regarding the decision by our Board of Directors to appoint KPMG LLP as the our independent public accountants.

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
Chairman, President and Chief Executive Officer

/s/James W. Klingler
James W. Klingler
Vice President-Finance, Treasurer and Chief Financial Officer

CERTIFICATIONS

I, Patrick J. Dirk, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Troy Group, Inc.;

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

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 17, 2003	/s/ Patrick J. Dirk
Patrick J. Dirk
President and Chief Executive Officer

CERTIFICATIONS

I, James W. Klingler certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Troy Group, Inc.;

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

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 17, 2003	/s/James W. Klingler
James W. Klingler
Vice President-Finance, Treasurer and Chief Financial Officer

The written statements  required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report by correspondence to the Securities and Exchange Commission.