Form 10-K
period 2002-11-30
TROY GROUP INC
filed 2003-03-19
CIK 1060595

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.: 000-24413

TROY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0807798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2331 South Pullman Street Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (949) 250-3280

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒

As of February 28, 2003, 10,649,092 shares of the Registrant’s Common Stock were outstanding.  The aggregate market value of the Registrant’s outstanding common stock as of that date (based upon the last sale price of a share of common stock on that date reported in the over-the-counter market), excluding outstanding shares beneficially owned by directors and executive officers, was $6,904,770

DOCUMENTS INCORPORATED BY REFERENCE

NONE

TABLE OF CONTENTS

Item 1.	BUSINESS
General
Organization and Development of Business
Products
Business Strategies
Research and Product Development
Support Services
Sales and Marketing
Strategic Relationships
Competition
Intellectual Property
Environmental and Regulatory Matters
Employees

Item 1A.	CERTAIN IMPORTANT FACTORS

Item 2.	PROPERTIES

Item 3.	LEGAL PROCEEDINGS

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Item 6.	SELECTED FINANCIAL DATA

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Background
Results of Operations
Fiscal Year Ended November 30, 2002 Compared to Fiscal Year Ended November 30, 2001
Fiscal Year Ended November 30, 2001 Compared to Fiscal Year Ended November 30, 2000
Backlog
Liquidity and Capital Resources
Critical Accounting Policies
Contractual Obligations and Commercial Commitments
Recently Issued Accounting Standards

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

i

ii

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform act of 1995.  The statements contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  These risks and uncertainties include our ability to consolidate operations and reduce costs; the continued demand for printed financial documents; our ability to offset declining sales of our wired connectivity products; the success of the measures we implemented to address inventory accounting controls; the market acceptance of products incorporating wireless printing technologies; the impact of the delisting of our common stock from the Nasdaq National Market; our ability to hire and retain qualified management, technology and other personnel; the impact of competition from existing and new technologies and companies; and the other factors set forth below under the heading “Certain Important Factors” and in our other periodic reports and other documents that we file from time to time with the Securities and Exchange Commission

We own or have rights to trademarks that we use in connection with the sale of our products.  TROY®, eCheck Secure™, PrintraNet™, TROYmark™,  StarACH™, Etherwind™, Windconnect™, Windport™, EtherSync™, Exact MICR Technology™ (ExMT™) and Exact Positioning Technology™ (ExPT™) are among the trademarks that we own.  This report also makes reference to trademarks and trade names of other companies.

PART I

Item 1.  BUSINESS

Recent Developments

On November 5, 2002, TROY Group, Inc. announced that a Special Committee of the Board of Directors had been formed to consider a proposal by Patrick Dirk and his family members to purchase the interests of the minority stockholders of TROY.  As of the filing of this report, the parties have not entered into a definitive agreement regarding such acquisition.

General

TROY Group, Inc. is a worldwide provider of enterprise output solutions.  For the past three years we have been expanding beyond our core business in digital check printing systems and related consumables by developing electronic payment systems and wired and wireless networking solutions.  Most of this new product expansion was accomplished through the acquisition and further investment in five small technology companies.  These acquisitions have been organized under the two primary business segments:  Security Printing Solutions (previously TROY Systems) and Wireless and Connectivity Solutions (previously TROY Wireless).

Security Printing Solutions provides state-of-the-art payment systems ranging from high security digital check printing systems to electronic payment and funds transfer solutions.  Our systems are used to transfer funds between bank accounts using paper checks or electronic ACH (Automated Clearing House) processes.  Our products provide our customers with payment solutions that offer security, speed, flexibility and efficiency.  Chase Manhattan, Citigroup, Del Monte Foods, Deutsche Bank, Federal

Express, Federal Reserve, Fidelity Investments, GMAC Commercial, Heinz USA, Hewlett Packard, IBM, Maersk Line Ltd., Marsh USA, Monsanto, NCR Corporation, Progressive Insurance, Safeway Stores, Unisys, VISA USA, and Xerox are among the TROY customers that purchased payment products during the last 12 months.

Wireless and Connectivity Solutions provides hardware and software solutions that enable enterprises to share intelligent devices like printers either wirelessly or using traditional networks.  We have been a supplier of hardwired network printing solutions since 1991.  Our wireless products include several devices which exchange information via Bluetooth™ and 802.11b short-range radio connections.  Brother Industries, Ltd., Seiko Epson Corporation and DaimlerChrysler AG are among the Wireless and Connectivity Solutions customers that have purchased these products during the last 12 months.

We serve a wide variety of industries including financial services, insurance, telecommunications, computer hardware, automotive, personnel, government and others.  We distribute our solutions around the world and market our products through a network of distributors and value-added resellers and a direct sales force.  More than 5,000 customers have purchased our products and services during the last 12 months.

Organization and Development of Business

TROY Group, Inc. is the result of various mergers and acquisitions by a company originally founded in 1982.  The founding Company adopted the TROY Group name and incorporated in California in 1996 and reincorporated in Delaware in May 1998.  Today, we are organized into two business segments: Security Printing Solutions (previously TROY Systems) and Wireless and Connectivity Solutions (previously TROY Wireless).

In October 1998, we merged XCD Incorporated, a leading supplier of network connectivity solutions, into our subsidiary TROY Wireless Company, formerly TROY XCD, Inc.  This subsidiary is now a part of Wireless and Connectivity Solutions.

In May 1999, we acquired the remaining outstanding shares of Telgate Systems, Inc. (formerly Telgate Equipment Corporation), a Canadian software development company.  This subsidiary is responsible for the ongoing technical development and support for our electronic check and software products and is now a part of Security Printing Solutions.

In February, 2000, we acquired American Development (AMDev), Inc., an ACH (Automated Clearing House) software development and processing company.  TROY Financial Services, Inc.’s, formerly TROY AMDev, ACH products integrate with electronic checks to broaden our offering of e-commerce payment solutions.  This subsidiary is now a part of Security Printing Solutions.

In May, 2000, we acquired CableNet Technologies, a North Carolina based company which specializes in printer enhancement and connectivity technology, enhancing our technology platform to include IBM mainframe and midrange connectivity capabilities, as well as security and forms management products.  CableNet is now part of Wireless and Connectivity Solutions.

In May 2001, we acquired the hardware printing solutions operations of Extended Systems Incorporated (“Extended Systems”), significantly enhancing our distribution capabilities, technology portfolio and customer base in this area of our business.  This business line is now a part of Wireless and Connectivity Solutions.

Our principal executive offices are located at 2331 South Pullman Street, Santa Ana, California 92705, and our telephone number at that location is (949) 250-3280.

Information regarding our reportable business segments, major customers and geographical information is contained in Note 13 to our financial statements on page F-21 of this report, and is incorporated in this item by reference.

Products

Security Printing Solutions

Security Printing Solutions provides state-of-the-art payment systems ranging from high security digital check printing systems to electronic payment and funds transfer solutions.  Our systems are used to transfer funds between bank accounts using paper checks or electronic ACH processes.  Our products provide our customers with payment solutions that offer security, speed, flexibility and efficiency.

Over the past decade there has been a dramatic shift from mainframe computer systems to networked computing environments.  Due to this fundamental shift in the way corporations store and manage financial payment data, IT departments are now faced with the challenge of providing users with secure methods to make financial payments remotely and maintain control over cash.  Security Printing Solutions, through our MICR desktop check printing system, was the first to develop a technology to effectively distribute payments electronically to multiple end-users both within and outside an organization.

The emergence and adoption of enterprise-wide and web-based software applications is also changing the way organizations generate and securely distribute financial payments.  Although many software applications include basic financial reporting functionality, they generally do not adequately address an enterprise’s need to electronically transmit and output financial payments across networked computing environments or the Web.  Security Printing Solutions is focused on secure payment systems for back office processing as well as web, stand-alone or networked payment initiation.

We have been experts in the payment systems marketplace since 1971 and our experience has helped make us a worldwide provider of secure financial payment systems.  Today, our services include a full array of secure payment solutions capable of addressing both print and electronic situations.  Security Printing Solutions’ products are now organized into two product groups:  Digital MICR Check Print Systems and related supplies and services, and Financial Software and Services.

Digital MICR Check Printing Systems and Related Supplies and Services

We began developing MICR check printing systems in 1971 and today we are a worldwide provider of MICR check printing systems and related supplies.  In 1984 we began installing secure payment systems for the U.S. Treasury that are still in operation today.   With the advent of laser technology and networking, we have expanded our products to serve the needs of virtually every business that issues a check.

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

Our MICR check printing systems include hardware, firmware, software and imaging supplies that provide customers with functions not offered by most major OEMs (original equipment manufacturers).  Our technologies enable laser printers to print MICR lines, graphics, bar codes and forms.  They also enable a printer to perform other functions not offered by most printer manufacturers, such as auditing, status checking and security.  These features increase an enterprise’s flexibility and customer service capabilities, eliminate costs associated with forms obsolescence and enhance document security.

Our strategic relationship with Hewlett-Packard (“HP”) provides our customers with all of the benefits of high-quality payment solutions combined with the features, functionality, and reliability provided by HP printers.  We offer various levels of high-quality MICR payment solutions based on laser technology.  Our laser solutions range in print speeds from 15 to 50 pages per minute and combine laser-quality business documents with high-quality MICR coding.

Our most advanced printing systems incorporate additional security features such as encryption/decryption, MICR sensors, password protection, key locks, and TROY’s exclusive special watermarking technology, TROYmark™.  This high-quality line of MICR printers is ideal for customers who require a more dedicated and fully secure financial payment solution.

We have been certified by the London-based Association for Payment Clearing Services (APACS) as complying with the organization’s standards for secure check printers.  APACS is a British banking organization that sets the standards for check writing as well as all aspects of money transmission and payments-related activities in the United Kingdom.  The APACS standard is considered one of the most stringent in the world.

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

•                  ChequeScribe I is a 32 bit Windows application used by banks, credit unions and savings & loan branches for on-demand new account check, cashier check, money order or loan payment coupon printing.  With ChequeScribe I, customers have immediate access to personalized new account checks, custom loan coupons, and convenient bank payment products.

•                  ChequeScribe II Secure is a 32-bit check printing application compatible with Windows, UNIX, AS400 and mainframe-based accounting and payroll systems.  ChequeScribe II Secure enables our customers to print checks securely and easily from different bank accounts using multiple signatures in a one-step process.  This innovative solution streamlines check payment creation and prints checks on blank check paper with multi-layered security.  It is capable of integrating with a wide array of commercial accounting applications, including Great Plains, Peoplesoft, SAP, SunSystems, ACCPAC, Oracle and many more.

Laser payment solutions require imaging supplies on an ongoing basis.  We develop and market imaging supplies that are uniquely formulated for specific output devices.  As new output devices are developed, our chemical engineers combine their expertise with our advanced research and development equipment to design proprietary formulations.  Our imaging supplies are then produced in our sophisticated, computerized manufacturing facility.  We are recognized by our customers as a high-quality developer and manufacturer of proprietary imaging supplies.  TROY is one of the largest MICR toner manufacturer in the USA and precision-manufactures the highest quality MICR toner cartridges for laser printers.  We also offer other toners, ribbons and accessories for use with other than TROY printing devices, and additional supplies which include fluorescent and indelible ribbons, post-encoding ribbons, jumbo rolls, standard toner, paper handling accessories and check security paper.  Approximately 50% of our revenue in fiscal 2002 came from our supplies business.

In addition, we offer maintenance contracts to our customers on an annual, monthly and hourly basis.  A major part of our maintenance work is subcontracted to third party vendors.

Financial Software and Services

We have developed an expertise in electronic payment processing, primarily by Automated Clearing House (ACH) through the Federal Reserve.  Our products and origination software and services all support this growing financial settlement process, which is at the root of virtually every commercial transaction.  According to the National Automated Clearing House Association (NACHA), the national organization of over 12,000 ACH system participants settle over six billion payment transactions each year.  We have a product set that serves both bank and commercial customers.

Our software and services are:

•                  StarACH, which we launched in April 2001 at the NACHA payments conference, is our newest Windows-based ACH software product.  StarACH is an enterprise-class, Internet-ready system capable of high-speed processing.  It provides an alternative to the legacy mainframe-based ACH systems that are still being used by most banks.

•                  VIP and NOVA are our Windows-based ACH software systems for small and medium transaction originators.  These systems support the requirements of financial institutions for in-house processing of ACH items.  These systems provide a simple, inexpensive solution to banks, credit unions and savings & loans upgrading from manual Fedline entry of ACH transactions.

•                  AutoDraft is our desktop ACH origination system for corporate users in networked or standalone situations.  This software system provides a full array of ACH transaction types, simplified database entry and management as well as NACHA file formatting.  Batch transaction files are transmitted to the bank or to our Nashville Data Center for TROY ACH processing.  AutoDraft is a flexible, inexpensive solution to electronic payments, collections, payroll and other disbursements.

•                  eCheck Secure™ is our hosted online check service for web merchants and online brokerage firms.  eCheck Secure features an interactive, real-time link with a leading check verification service for data validation.

•                  ACH transaction processing services were provided in fiscal year 2002 through our various banking relationships, but were discontinued in the first quarter of fiscal year 2003.

Wireless and Connectivity Solutions

Our Wireless and Connectivity Solutions business segment provides hardware and software solutions that enable enterprises to share intelligent devices like printers either wirelessly or using traditional networks.  Wireless and Connectivity Solutions has been a supplier of hardwired network printing solutions since 1991.  Our wireless products allow a range of devices to exchange information via Bluetooth™ and 802.11b short-range radio connections.  Wireless and Connectivity Solutions Products are organized in two product groups:  Connectivity Products and Wireless Products.

Connectivity Products

Our connectivity products support a number of protocols and network operating systems.  Although we have traditionally focused on printer connectivity (print servers) for local area networks (LANs), our products now enable devices to send and receive data and/or to be controlled, monitored, and diagnosed via a LAN and the Internet.

In May 2001, we acquired the printing solutions operations (print servers) of Extended Systems, in an effort to expand our distribution capabilities, technology portfolio and customer base.  We are currently marketing these products under the TROY ExtendNet brand.

Our connectivity products include:

•                  XJet.
The XJet Ethernet and Fast Ethernet print servers plug into the internal slot of Hewlett-Packard LaserJet® printers.

•                  Pony, Xconnect, PocketPro, and ExtendNet.
These print servers support 1, 2, or 4 printers and work on Ethernet  and/or Fast Ethernet networks.

•                  Serial Server.
The Serial Server connects a wide range of devices, such as medical instrumentation, numerical control equipment, LED signs, and much more to Ethernet networks.

•                  Soft Print Server.
The Soft Print Server is a software solution that can be integrated into our customer’s product and provides the same benefits as exist in our hardware solutions.

•                  OEM products.
TROY develops custom hardware products for OEM applications.

•                  Specialty Products.
TROY also offers products for security, barcode, electronic forms, non-networked printer sharing, and other applications.

Wireless Products

Over the past several years, there has been increased adoption of various mobile computing technologies.  As a result, computer users are now faced with the challenge of outputting data from mobile devices through stationary PC/peripheral configurations and/or local area networks (“LANs”) that are not specifically configured to interoperate with the mobile data sources.  In this new age of mobile information, there is a growing need for intelligent devices such as PC’s, cellular telephones, Personal Digital Assistants (PDA’s), printers, and digital cameras to exchange information with each other.

We provide a range of products that enable users of these new devices to print information over wireless networks without the need to install device-specific driver software.  Our wireless products are hardware and software solutions that address both 802.11b and Bluetooth, which are the two emerging industry standards for short-distance wireless communications within a single building.

Our current 802.11b Products include:

•                  EtherWind™ Wireless Print Server.
Our EtherWind Print Server features support for networking protocol standards, and has interoperability with most printers, operating systems, and other 802.11b products (e.g. PCMCIA cards and access points).

•                  EtherSync™ PC Wireless Card.
Our EtherSync PC Card works with most laptop computers to deliver wireless network access and the freedom to print from anywhere within our customer’s home or office.

•                  EtherPortal™ Wireless Access Point.
Our EtherPortal Access Point combines a wireless access point, router, firewall, 4-port switch, and print server into one low-cost device.

•                  OEM Modules
Our OEM modules provide custom embedded solutions to our customer’s applications, from middleware/firmware to turnkey hardware/firmware solutions.

Bluetooth is a low-cost wireless technology that is especially useful for enabling small, battery-powered mobile devices like cellular telephones to communicate with other mobile or fixed devices at distances up to 10 meters (33.7 feet).

Our current Bluetooth products include:

•                  WindConnect™ Print Adapter which can be attached to most printers enabling them to receive data without wires or cables and print from PCs, laptops, PDA’s and cellular phones.

•                  OEM Modules which provide custom embedded solutions to our customer’s applications, from middleware/firmware to turnkey hardware/firmware solutions.

Business Strategies

Our objective is to return the Company to profitability and to expand our market share as a provider of enterprise output solutions.  Our strategies for achieving this objective include:

Continung to search for cost reduction opportunities. In addition to reviewing all operations for cost reduction opportunities, we expect to install a new ERP (enterprise resource planning) system by the end of this fiscal year. We expect this system to improve operational efficiencies and work flows, eliminate several manual systems, improve customer service and reduce cost.

Evaluating the performance of business segments and product lines. We will continue to review the performance of our business segments and product lines to determine if we will invest, maintain or discontinue those operations.  We evaluate business performance based on profitability, competitive advantage in the market and growth potential.

Introducing and Enhancing Products through Research and Development.  We achieved a leadership position in MICR check printing by investing in research and development, introducing higher-quality products and focusing on satisfying the needs of both our OEM customers and end users.  We continue to invest in research and development to enhance our current technologies and introduce new products.

Leveraging Strategic Alliances.  We currently partner with various software, firmware, hardware and financial service companies in offering solutions that assist us in meeting our customers’ needs.  We intend to continue to aggressively pursue new strategic alliances that we believe will enable us to enter new markets, expand our distribution channels and enhance our product and service offerings.  We currently have management resources dedicated to developing strategic alliances.

Expanding Distribution Channels.  We believe that by expanding both our U.S. and International distribution channels we can increase revenues for most of our MICR check printing products.  We have expanded our distribution sales force and are actively recruiting distributors, dealers and VARs (Value Added Resellers) both domestically and internationally.

There can be no assurance that we will be successful in pursuing these business strategies, which necessarily involve certain risks (see “Certain Important Factors” as presented on pages 12 to 16).

Research and Product Development

We are committed to growing our business through research and development, and it is one of our major business strategies.  We seek customer feedback in the product design process in order to meet changing requirements, and are committed to developing functional and integrated solutions in a rapid and efficient manner.  As of February 28, 2003, we employed approximately 29 persons in our research and development efforts.  Our highly trained staff of software, electrical, mechanical and chemical engineers is focusing on principal research and development activities such as:

•                  developing secure printing solutions;

•                  creating proprietary imaging supplies;

•                  developing software and firmware for Wireless and Connectivity products;

•                  developing new products that provide solutions for our strategic business partners; and

•                  developing electronic payment solutions.

Support Services

We offer technical support, maintenance and on-site services, portions of which are provided by third parties.  We provide technical support through a toll-free telephone line from 7:00 AM to 5:00 PM (PST) and through our web site.  We also provide on-site service through yearly maintenance contracts or on a time-and-materials basis.

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

Sales and Marketing

Our two business segments, Security Printing Solutions and Wireless and Connectivity Solutions have independent sales and marketing organizations.  They focus on their respective product groups.  They are similar in that they market products to Fortune 1000 companies through a direct sales force, and to small and mid-size businesses primarily through a network of distributors and value-added resellers.  Our products are represented internationally, primarily through a distributor network.

Our Security Printing Solutions segment markets check printing solutions to financial services, insurance, telecommunications, computer hardware, automotive, personnel, government and others.  Our base of more than 5,000 active customers includes  many Fortune 1000 companies and the U.S. Treasury.  Chase Manhattan, Citigroup, Del Monte Foods, Deutsche Bank, Federal Express, Federal Reserve, Fidelity Investments, GMAC Commercial, Heinz USA, Hewlett Packard, IBM, Maersk Line Ltd., Marsh USA, Monsanto, NCR Corporation, Progressive Insurance, Safeway Stores, Unisys, VISA USA, and Xerox are among the TROY customers that purchased payment products during the last 12 months.

We sell our Wireless and Connectivity Solutions through OEM partners, value-added resellers, distributors and directly to corporations.  Our OEM customers include companies such as OKI, Monarch, Zebra, Texas Instruments, Epson, Brother, Eastman Kodak, Encad, and Hitachi Koki.  We have co-marketing arrangements with Sony Europe, Compaq, and Kyocera.  Through our German sales team, we sell directly to major corporations such as Daimler Chrysler and Siemens.

We have increased the number of sales and support staff dedicated to recruiting and training additional distributors and value-added resellers.  This supports our strategy to sharpen our focus on mid-size and smaller companies that will increasingly use networks to facilitate their business needs.  We also have management resources dedicated to recruiting and developing new OEM relationships and leveraging strategic alliances in support of our key business strategies.

We promote our products through our web site, trade shows, advertising and direct marketing materials as well as referrals from our strategic business partners, including Texas Instruments, Atmel, Intersil Corporation, HP, IBM, and Standard Register.

Strategic Relationships

In fiscal year 2002, TROY continued to establish and enhance relationships with key industry and technology partners.

The digital check printer market continues to be an important part of our business, and we are continuing to develop new products to address the needs of the market.  Since 1993, we have also maintained a strategic relationship with Hewlett-Packard’s various printing groups.  In addition, we are a member of Hewlett-Packard’s LaserJet Integrated Solutions Partner Support Program (ISPS), a select group of third-party solutions partners.  As a member of this group, we work with Hewlett-Packard on architecture issues for new product development.  We believe that our relationship with Hewlett-Packard gives us a competitive advantage in marketing our products, primarily because of HP’s reputation as the leading provider of laser printers throughout the world.

We have a joint marketing relationship with IBM, the world leader in the development and manufacture of advanced information technology.  In an agreement with TROY, IBM has agreed to purchase from us all of its MICR toner requirements for the IBM 3900, InfoPrint 4000, and the soon-to-be-released IBM 4100 family of high-speed laser printers.

We are an OEM supplier to Standard Register.  Standard Register is a recognized leader in delivering document management systems, products and services to healthcare, financial and general business markets.  We private-label MICR and multi-purpose printers for Standard Register, to be used in conjunction with their various document management solutions including LINKUP™, a check printing software system, and PATIENT LINKUP™, a hospital admissions and document routing system.

During 2002 we continued to ship our EtherWind 802.11b print server to Epson as part of an OEM agreement in which the EtherWind is bundled with the Epson Stylus C80 inkjet printer. We continued to enhance the EtherWind by taking advantage of our technology partnership with the Intersil Corporation as a part of the PRISM Partnership Initiative program. We have exchanged technology with Kyocera Wireless utilizing our WindConnect Bluetooth Printer Adapter and their new 7135 Smart Phone and this has led to a co-marketing agreement.  We have also signed an alliance agreement with Kyocera-Mita printing and copying division that joint markets our WindConnect Bluetooth Printer Adapter and our EtherWind 802.11B Printer adapter. This has led to signing reseller agreements with many Kyocera-Mita dealers. We continued to be a partner with Texas Instruments by adapting our Bluetooth Protocol Stack to support the DSP family of processors.

Competition

The market for our products is highly competitive and subject to rapid technological change.  We compete principally on the basis of the quality, flexibility, convenience and security of our enterprise output solutions.  Overall, we believe that we are well positioned in our industry and compete favorably as a result of:

•                  our highly trained team of software, firmware, electrical, mechanical and chemical engineers and programmers;

•                  our commitment to understanding the changing needs of our marketplace;

•                  our ability to develop new solutions to meet those needs;

•                  the breadth of our products’ features;

•                  our reputation for knowledge, technical expertise and professionalism;

•                  the strength and scope of our strategic relationships;

•                  our capable and reliable technical support capabilities; and

•                  a historical and ongoing commitment to quality.

Security Printing Solutions

MICR Check printing solutions.  Our primary competitors in networked computer payment solutions are Source Technologies, Xerox, ACOM Solutions, and Rosetta.  We believe that our current relationship with Hewlett-Packard gives us a competitive advantage in the MICR printing market, primarily because of Hewlett-Packard’s reputation as the leading provider of laser printers worldwide.

Imaging Supplies.  We compete in the specialty toner and ribbon market primarily on the basis of quality and service.  Color Image is our most significant competitor with respect to our toner products.  Our significant competitors with respect to ribbons are Nu-Kote International, Fuji Copian Corporation and Columbia.  We position ourselves as a full-service provider, with a pricing strategy that reflects our quality, reliability, precision of formulation and available customer support.  We believe we have been able to maintain a leadership position in the MICR printer and imaging supplies business as a result of advanced technological features (including security), higher levels of quality and value-added services.

Financial Software & Services Solutions.  We develop, market and support a variety of software systems.  Our key competitors are CheckFree, and Politzer & Haney for ACH processing systems.  We believe our software systems have unique features that competitively differentiate them from other providers.  We continue to develop enhancements to our core software systems that, we believe, will continue to provide unique capabilities to our software users.

We are an authorized reseller of Certegy check verification services, formerly Equifax Check Services.  Certegy also has other authorized resellers, such as BankServ, Xign and Intellicheck, which provide competitive service offerings.  eCheck Secure provides secure online checks and competes with Authorize.net, Deluxe Check, PaybyCheck, and a host of other online check service providers.  TROY differentiates itself in real-time verification, coupling a flexible front end with back-office reporting.

Wireless and Connectivity Solutions

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

Connectivity Solutions.  In the print server market, HP, Intel, Axis, S.E.H., J.C.I., Lantronix, Lexmark and MiLAN offer competing products that are suitable for multiprotocol enterprise network printing applications.  There are many other commodity print servers, including very low-cost products, but such commodity print servers are not usually suitable for enterprise networks due to inadequate protocol support and features, limited customer support and low performance.  In addition, our support of both PrintraNet and IPP Internet connectivity provides another advantage over most of our competitors.  Although Hewlett-Packard makes print servers, we do not generally consider them a direct competitor.  This is because we are a Hewlett-Packard partner providing DEC and Banyan VINES connectivity solutions that are not available on Hewlett-Packard products.

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

As of February 28, 2003, we held ten United States patents.  Our existing patents primarily cover components of our impact printing systems and proprietary consumables.  There can be no assurance that our issued patents will provide meaningful protection of our products and technologies.  In addition, patent applications can be denied or significantly reduced before issuance.  Moreover, there can be no assurance that third parties will not assert intellectual property infringement claims against us or that, if such claims are asserted, we would prevail or be able to obtain any necessary licenses.

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

Employees

As of February 28, 2003, we employed approximately 215 persons.  None of our employees are represented by a labor union or covered by a collective bargaining agreement.  We have not experienced any work stoppages and consider relations with our employees to be good.

Item 1A.  CERTAIN IMPORTANT FACTORS

There are several important factors that could cause our actual results to differ materially from those we anticipate or those reflected in any of our forward-looking statements.  These factors, and their impact on the success of our operations and our ability to achieve our goals, include those set forth below.

We may not be able to reduce costs sufficiently to return to profitability.

We have added significant costs due to acquisitions in recent years. In 2002, we implemented a turnaround plan to consolidate operations and reduce costs.  While some facilities have been consolidated and some costs have been reduced, there is no assurance that we will be able to reduce costs sufficiently to return to profitability in 2003 or at all.

Our business depends on the continued demand for printed documents, including financial documents.

Because we provide solutions that allow enterprises to distribute and print information, our business depends on the continued demand for printed documents.  Demand for these solutions could decline if businesses and organizations move toward “paperless” environments and reduce their dependence on printed documents.  Demand for printed financial documents may be reduced as a result of competition from alternate financial document delivery or payment methods, such as electronic banking, electronic commerce, on-line services and other electronic media.  We cannot assure you that changes in the business environment or competition from alternate financial document delivery or payment methods will not significantly erode the demand for our products and cause our business to suffer.

We expect that sales of our wired connectivity products will decline, and there is no assurance that we will be able to offset this decline through reduced costs or increased sales of other products.

We anticipate that sales of our wired connectivity products, which constitute a significant portion of our overall sales of Wireless and Connectivity Solutions, will decline as these products are at or approaching end of life.  In order to return to profitability, it will be necessary for us to offset this decline in sales of wired connectivity products through reduced costs or increased sales of other products, and there is no assurance that we will be successful in achieving such reduced costs or increased sales.

There is no assurance that the measures we have implemented to address weaknesses in our inventory accounting controls will be sufficient.

On October 15, 2002, we issued a press release announcing that the filing of our Form 10-Q for the fiscal quarter ended August 31, 2002 would be delayed.  We had conducted physical inventory counts and discovered certain inventory adjustments.  As a result, we reviewed our inventory accounting controls, and determined that there were certain material weaknesses.  Since that time, we have implemented a number of corrective measures to address these weaknesses. However, there is no assurance that these measures will be successful.

Our shares have been delisted from the Nasdaq National Market, which has resulted in less liquidity for stockholders, and there is no assurance that our shares will again be eligible for listing.

Our shares were delisted from trading on the Nasdaq National Market on December 31, 2002 because we were not able to timely file our quarterly report on Form 10-Q for the third quarter of fiscal 2002.  Since that time, our shares have traded in the Pink Sheets over-the-counter market, which results in lower trading volume and less liquidity for stockholders.  We cannot assure you that our shares will be eligible for listing on the Nasdaq National Market or the Nasdaq SmallCap Market in the future or, if eligible, that we will apply for such listing.

The success of our wireless initiatives depends on our ability to develop and introduce on a timely basis new products for existing and emerging wireless communications markets and the ability of these products to gain market acceptance.

The development of new wireless networking products is highly complex, and we may experience delays in developing and introducing new products on a timely basis.  Due to the intensely competitive nature of the wireless market, any delay in the commercial availability of new products could materially and adversely affect our business.  In addition, if we are unable to develop or obtain access to emerging wireless networking technologies as they become available, or are unable to design, develop and introduce on a timely basis products based on these emerging technologies, our future operating results would be materially and adversely affected.  To date, our wireless solutions have not gained market acceptance or had any meaningful commercial impact, and there can be no assurance that our wireless solutions will ever gain market acceptance or have a commercial impact.  In addition, there can be no assurance that our wireless products will be based on the wireless standards that are ultimately adopted by the marketplace.

Technology in our industry evolves rapidly, and we must continue to enhance existing products and develop new products or our business will suffer.

Rapid technological advances, obsolescence and large fluctuations in demand and changing industry standards characterize the markets for our current products.  Our existing and development-stage products may easily become obsolete if our competitors introduce newer or better technologies or if industry standards change.  To be successful, we must continually enhance our existing products and develop and introduce other MICR check printing and wireless and other connectivity products.  If we fail to adequately anticipate or respond to changing technological developments and standards or customer requirements, or if we are significantly delayed in developing and introducing products, our business will suffer.  In addition, our success in this rapidly changing environment depends on our ability to appropriately refocus our management attention and other resources on the emerging technologies and standards that will ultimately gain market acceptance.

We face significant competition that may negatively impact our revenues, gross margins and market share.

We face increased competition in developing and selling digital MICR check printing solutions as well as our wireless and connectivity solutions.  Many of our competitors in this market have substantially greater financial, development, marketing and personnel resources than we have.  We cannot assure you that we will be able to compete successfully against our current or future competitors.  Increased competition may result in price reductions, lower gross margins and loss of market share.

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

We sell a significant amount of our products to customers outside the United States.  International sales accounted for 17.0% of our net sales in the year ended November 30, 2002.  International sales represented 14.9% of our net sales in the fiscal year ended November 30, 2001, and 13.7% of sales in the fiscal year ended November 30, 2000.  We expect that shipments to international customers will continue to account for a material portion of our net sales.  Sales outside the United States involve the following risks, among others:

•                  foreign governments may impose tariffs, quotas and taxes;

•                  political and economic instability may reduce demand for our products;

•                  restrictions on the export or import of technology may reduce or eliminate our ability to sell in certain markets; and

•                  potentially limited intellectual property protection may cause us to refrain from selling in certain markets.

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

Our quarterly operating results fluctuate due to various factors.  Some of the factors that influence our quarterly operating results include:

•                  the mix of products and services sold in the quarter;

•                  life-cycle stages of the products sold in the quarter;

•                  the availability and cost of components and materials;

•                  costs and benefits of new product and service introductions; and

•                  customer order and shipment timing.

Because of these factors, our quarterly operating results are difficult to predict and are likely to vary in the future.  If our earnings are below expectations in any quarter, our stock price is likely to drop.

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

Item 2.  PROPERTIES

We currently lease approximately 37,000 square feet of space for our headquarters in Santa Ana, California.  Our other facilities are located in Wheeling, West Virginia, where we lease approximately 77,000 square feet for a manufacturing facility; in Nashville, Tennessee, where we lease approximately 5,300 square feet; in Boise, Idaho, where we lease 1,500 square feet; in Coquitlam, British Columbia, where we lease approximately 7,000 square feet; and in Herrenberg, Germany, where we lease 6,000 square feet.  We consider our present facilities to be sufficient for our current operations.

Item 3.  LEGAL PROCEEDINGS

On November 21, 2002, Tom Lloyd filed an action in the Superior Court of the State of California in and for Orange County against TROY and its directors, alleging that defendants breached their fiduciary duties by attempting to provide the Dirk family with preferential treatment in connection with their efforts to complete a sale of the company. The complaint seeks to enjoin an acquisition of TROY by the Dirk family, as well as attorneys’ fees. We believe that our company and the individual defendants have meritorious defenses in the Lloyd action, and intend to continue to defend this lawsuit vigorously. If this litigation is resolved in favor of the plaintiffs, however, it could have a material adverse effect on TROY and its stockholders.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted for a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.           MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Common Stock Information

Our common stock is currently trading on the National Quotation Bureau, commonly referred to as the “Pink Sheets” under the symbol “TROY.PK.”  Our common stock traded on the Nasdaq National Market from July 21, 1999 until December 31, 2002.  The following table sets forth, for each of the fiscal periods indicated, the range of high and low sale prices per share as reported by the Nasdaq National Market.  These prices do not include adjustments for retail mark-ups, mark-downs or commissions.

Fiscal 2002	High	Low
First Quarter	$4.44	$3.35
Second Quarter	$4.55	$3.50
Third Quarter	$4.25	$1.88
Fourth Quarter	$2.43	$0.93

Fiscal 2001	High	Low
First Quarter	$8.56	$3.81
Second Quarter	$4.84	$2.81
Third Quarter	$6.25	$4.00
Fourth Quarter	$4.80	$3.25

We have not declared or paid any cash dividends (other than S corporation distributions) on our common stock since our inception, and the Board of Directors presently intends to retain all earnings for use in our business for the foreseeable future.  In addition, our ability to declare and pay dividends is restricted by the terms of certain of our debt agreements.  See Note 7 to our financial statements on page F-14 of this report.

As of February 28, 2003, there were approximately 125 record holders of our common stock.

Item 6.  SELECTED FINANCIAL DATA.

Summary Statements of Operations Data:

(in thousands, except per share data)

For the year ended November 30:	1998	1999	2000	2001	2002
Net sales	$35,758	$59,121	$52,310	$49,218	$54,998
Gross profit	14,262	22,531	22,257	18,452	16,987
Net income (loss)	4,434	5,827	2,407	(5,945)	(3,175)

Pro forma net income	2,371	—	—	—	—

Basic net income (loss) per share	$0.32	$0.67	$0.22	$(0.55)	$(0.30)

Diluted net income (loss) per share	$0.31	$0.64	$0.21	$(0.55)	$(0.30)

Weighted average diluted shares outstanding	7,745	9,116	11,369	10,775	10,647

Summary Balance Sheet Data:

(in thousands)

At November 30:	1998	1999	2000	2001	2002
Working capital	$5,806	$25,011	$24,903	$21,170	$19,317

Total assets	18,918	37,058	42,575	37,007	33,539

Long-term debt (net of current portion)	3,333	331	272	193	120

Stockholders’ equity	8,265	29,795	35,615	28,732	25,626

The above information includes our initial public offering on July 21, 1999 and our acquisitions of XCD Incorporated in October 1998, Telgate Systems in May 1999, American Development (AMDev), Inc. in February 2000, CableNet Technologies in May 2000 and the printing solutions operations of Extended Systems Incorporated in May 2001.  See Note 2 to our financial statements on page F-12 of this report for further information including information regarding pro forma net income.

Item 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included in this report.

Background

TROY Group, Inc. is a worldwide provider of enterprise output solutions.  For the past three years we have been expanding beyond our core business in digital check printing systems and related consumables by developing electronic payment systems and wired and wireless networking solutions.  Most of this new product expansion was accomplished through the acquisition and further investment in five small technology companies.  These acquisitions have been organized under our two primary business segments:  Security Printing Solutions (previously TROY Systems) and Wireless and Connectivity Solutions (previously TROY Wireless).

Security Printing Solutions provides state-of-the-art payment systems ranging from high security digital check printing systems to electronic payment and funds transfer solutions.  Our systems are used to transfer funds between bank accounts using paper checks or electronic ACH (Automated Clearing House) processes.  Our products provide our customers with payment solutions that offer security, speed, flexibility and efficiency.  Chase Manhattan, Citigroup, Del Monte Foods, Deutsche Bank, Federal Express, Federal Reserve, Fidelity Investments, GMAC Commercial, Heinz USA, Hewlett Packard, IBM, Maersk Line Ltd., Marsh USA, Monsanto, NCR Corporation, Progressive Insurance, Safeway Stores, Unisys, VISA USA, and Xerox are among the TROY customers that purchased payment products during the last 12 months.

Wireless and Connectivity Solutions provides hardware and software solutions that enable enterprises to share intelligent devices like printers either wirelessly or using traditional networks.  Our wireless products include several devices which exchange information via Bluetooth™ and 802.11b short-range radio connections.  Brother Industries, Ltd., Seiko Epson Corporation and DaimlerChrysler AG are among the TROY Wireless customers that have purchased these products during the last 12 months.

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

In fiscal years 2000, 2001, and 2002 there were no customers who accounted for 10% of the Company’s net sales.

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of net sales:

	Fiscal Year Ended November 30,
	2000	2001	2002
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	57.5	62.5	69.1
Gross Profit	42.5	37.5	30.9
Selling, general and administrative expenses	27.1	31.9	27.1
Research and development expenses	8.4	12.2	12.5
Amortization of long-lived assets	1.8	2.5	0.3
Impairment of long-lived assets	—	11.5	—
Operating income (loss)	5.2	(20.6)	(9.0)
Interest income	1.6	1.0	0.2
Interest expense	—	(0.2)	—
Income (loss) before income taxes	6.8	(19.8)	(8.8)
Provision for income taxes (credit)	2.2	(7.7)	(3.0)
Net income (loss)	4.6	(12.1)	(5.8)

Fiscal Year Ended November 30, 2002 Compared to Fiscal Year Ended November 30, 2001

Net Sales.  Net sales in the fiscal year ended November 30, 2002 were $55.0 million, an increase of $5.8 million, or 11.7%, from $49.2 million in the fiscal year ended November 30, 2001.  This cumulative increase in net sales represents a $3.7 million increase in sales of Security Printing Solutions and an increase of  $2.1 million in sales of Wireless and Connectivity Solutions.  The increase in sales of Security Printing Solutions resulted from increased orders from existing customers for printers and toner supplies. The increase in Wireless and Connectivity Solutions is due to $3.8 million in sales of wired connectivity products related to our acquisition of the printing solutions operations of Extended Systems which was partially offset by reduced sales of other wired connectivity products.  Sales of wireless products were approximately $.9 million and have not met our expectations.  We anticipate that sales of wired connectivity products, which constituted a significant portion of our overall sales of Wireless and Connectivity Solutions, will decline as these products are at or approaching end of life.  Net sales of software licensing revenue included in the Wireless and Connectivity Solutions segment increased from $476,000 in fiscal year ended November 30, 2001 to $818,000 in fiscal year ended November 30, 2002.  Net sales were not significantly affected by price changes.

Cost of Goods Sold.  Cost of goods sold increased by $7.2 million or 23.5 % to $38.0 million in the fiscal year ended November 30, 2002 from $30.8 million in the fiscal year ended November 30, 2001.  This increase was due to increased sales of Security and Printing Solutions products, and the following increased costs related to Wireless and Connectivity Solutions:  $2.9 million additional costs as a result of our acquisition of the printing solutions operations of Extended Systems, an increase in the inventory reserve of $1.4 million for excess and obsolete inventories, and an additional amortization charge of $707,000 to write down capitalized software development costs to net realizable value.  The net realizable value write down and a significant portion of the increased inventory reserve is a result of lower forecasted sales for wireless products.  Cost of goods sold as a percentage of net sales increased to 69.1 % in the fiscal year ended November 30, 2002 from 62.5% in the fiscal year ended November 30, 2001.  Cost of goods sold could vary due to changes in the mix of wireless and connectivity products and software solutions sold.

Gross Profit.  As a result of the above factors, gross profit decreased by $1.5 million to $17.0 million in the fiscal year ended November 30, 2002 from $18.5 million in the fiscal year ended November 30, 2001.  Gross profit as a percentage of net sales decreased to 30.9 % in the fiscal year ended November 30, 2002 from 37.5% in the fiscal year ended November 30, 2001.  Security Printing Solutions and

Wireless and Connectivity Solutions gross profit as a percentage of net sales decreased by 2.1 % and 6.2%, respectively, in the fiscal year ended November 30, 2002 from the fiscal year ended November 30, 2001.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $773,000 or 4.9 % to $14.9 million in the fiscal year ended November 30, 2002 from $15.7 million in the fiscal year ended November 30, 2001.  This decrease primarily was due to reductions in staff in both Security Printing Solutions and Wireless and Connectivity Solutions.  Selling, general and administrative expenses as a percentage of net sales decreased to 27.1 % in the fiscal year ended November 30, 2002 from 31.9% in the fiscal year ended November 30, 2001, due to reductions in expenses.  We intend to continue reducing general and administrative expenses while investing selectively in the sales force, and adding technical resources as required.

Research and Development Expenses.  Research and development expenses increased by $845,000 or 14.0 % to $6.9 million in the fiscal year ended November 30, 2002 from $6.0 million in the fiscal year ended November 30, 2001 due to investments in toner development and financial software, both with respect to Security Printing Solutions.  Research and development expenses as a percentage of net sales was 12.5 % in the fiscal year ended November 30, 2002 and 12.2% in the fiscal year ended November 30, 2001.  We expect research and development activities to focus primarily on our security printing solutions products and to a lesser extent on enhancements to our wireless networking products. However, we have the ability to redirect our research and development activities as needed based on our product strategies and market opportunities.  We forecast and budget research and development expenses by segment, but not by project.  The anticipated timing for the commercialization of any of our development efforts is not currently known.

Amortization of Intangible Assets.  Amortization of intangible assets decreased by $1.1 million or 89.4 % to $131,000 in the fiscal year ended November 30, 2002 from $1.2 million in the fiscal year ended November 30, 2001.  This decrease was the result of the write-off in fiscal year 2001 of the impaired intangible assets associated with our acquisitions.

Operating Loss.  As a result of the above factors, we recorded an operating loss of $4.9 million in the fiscal year ended November 30, 2002 compared to an operating loss of $10.1 million in the fiscal year ended November 30, 2001.  The operating loss in both fiscal years primarily was due to losses reported by our Wireless and Connectivity business (See Note 13 to our financial statements on page F-21.) The operating loss as a percentage of net sales was 9.0 % in the fiscal year ended November 30, 2002 compared to an operating loss as a percentage of net sales of 20.6% in the fiscal year ended November 30, 2001.

Interest Income.  Interest income decreased by $414,000 or 80.4 % to $101,000 in the fiscal year ended November 30, 2002 from $515,000 in the fiscal year ended November 30, 2001.  This income was due to our investment of current cash and available for sale securities and our cash flows provided by operations.  This decrease is the result of lower rates on our investments in available for sale securities due to our acquisitions, our stock repurchase program and working capital requirements.

Interest Expense.  Interest expense decreased by $104,000 to $34,000 in the fiscal year ended November 30, 2002 from $138,000 in the fiscal year ended November 30, 2001.  This decrease was due to reduced borrowings under our line of credit.

Income Taxes.  We reported an income tax credit of $1.7 million in the fiscal year ended November 30, 2002 compared to income tax credit of $3.8 million in the fiscal year ended November 30, 2001.  The credit was due to our operating loss and increases in research and development and other tax credits.  The recoverability of our deferred tax asset is dependant on our ability to generate future taxable income.

Fiscal Year Ended November 30, 2001 Compared to Fiscal Year Ended November 30, 2000

Net Sales.  Net sales in the fiscal year ended November 30, 2001 were $49.2 million, a decrease of $3.1 million, or 5.9%, from $52.3 million in the fiscal year ended November 30, 2000.  This cumulative decrease in net sales represents a $5.1 million decrease in sales of Security Printing Solutions due to an economic slowdown, which was partially offset by an increase of $2.0 million in sales of Wireless and Connectivity Solutions.  Net sales during the fiscal year ended November 30, 2001 in the Wireless and Connectivity Solutions segment include $4.8 million related to our acquisition of the printing solutions operations of Extended Systems.  Net sales of software licensing revenue included in the Wireless and Connectivity Solutions segment decreased from $2.8 million in fiscal year ended November 30, 2000 to $476,000 in fiscal year ended November 30, 2001.  Net sales were not significantly affected by price changes.

Cost of Goods Sold.  Cost of goods sold increased by $713,000 or 2.4% to $30.8 million in the fiscal year ended November 30, 2001 from $30.1 million in the fiscal year ended November 30, 2000.  This increase primarily was due to $2.5 million additional costs as a result of our acquisition of the printing solutions operations of Extended Systems and an increase in the inventory reserve of $1.6 million for excess and obsolete inventories, both in Wireless and Connectivity Solutions, partially offset by reductions due to lower sales in Security Printing Solutions.  The increase in the reserve for excess and obsolete inventories partially resulted from an analysis of our long-lived assets and could vary significantly in future years.  Cost of goods sold as a percentage of net sales increased to 62.5% in the fiscal year ended November 30, 2001 from 57.5% in the fiscal year ended November 30, 2000.

Gross Profit.  As a result of the above factors, gross profit decreased by $3.8 million to $18.5 million in the fiscal year ended November 30, 2001 from $22.3 million in the fiscal year ended November 30, 2000.  Gross profit as a percentage of net sales decreased to 37.5% in the fiscal year ended November 30, 2001 from 42.5% in the fiscal year ended November 30, 2000.

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

Amortization of Intangible Assets.  Amortization of intangible assets increased by $252,000 or 25.6% to $1.2 million in the fiscal year ended November 30, 2001 from $1.0 million in the fiscal year ended November 30, 2000.  This increase was the result of increases in the intangible assets associated with our acquisitions.

Impairment of Long-Lived Assets.  During the fourth quarter of fiscal year 2001, we initiated an analysis of  long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”), to determine if there was impairment of  long-lived assets.  This analysis was initiated due to changes in our business environment, which were highlighted during our annual business planning process, and certain changes in our management. This analysis was done on a business unit by unit basis as it was determined that these units were independent of each other and were the lowest level for which cash flows could be identified.  The business units identified were similar to the businesses acquired by us since 1998.  The analysis demonstrated that the acquired print server products and technologies were at or approaching their end-of life and that the ACH processing services were not generating the cash flows anticipated when this business unit was acquired.  We completed this analysis with the assistance of an independent valuation firm.  The analysis indicated that these business units would not generate sufficient positive cash flows over the projected period of five years, which approximated the remaining life of the long-lived assets, and that there was no current value or residual value beyond the value of the net current assets and certain property and equipment.  Substantially all of the intangible assets of certain of these business units were written off at November 30, 2001 because they were projected to generate insufficient positive cash flows.  Certain property and equipment of these business units were not written off because they continue to be used in operations and were determined to have value.  As a result of this analysis, we recorded a charge in 2001 of $5,634,000 for the impairment of long-lived assets on a business unit by unit basis as follows:

Business Unit	Amount	Segment

XCD	$1,085,000	Wireless and Connectivity
American Development	1,945,000	Security Printing Solutions
CableNet	2,074,000	Wireless and Connectivity
ESI	530,000	Wireless and Connectivity
Total	$5,634,000

The amortization expense recorded for these assets in 2001 prior to the recorded impairment charge was $1,261,000.

At November 30, 2001, we had $2,470,000 in intangible assets that was determined to be not impaired. Included in this amount are capitalized software development costs related to new Wireless and Connectivity products and StarACH™, our newest ACH software product.  Amortization expense on these intangible assets in 2002 was $520,000.

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

Income Taxes.  We reported an income tax credit of $3.8 million in the fiscal year ended November 30, 2001 compared to income tax expense of $1.2 million in the fiscal year ended November 30, 2000.  The credit was due to our operating loss and increases in research and development and other tax credits.  The recoverability of our deferred tax asset is dependent on our ability to generate future taxable income.

Backlog

We sell our products on a purchase order basis rather than through long-term contracts.  Because we typically ship product within 30 days of order and customers may cancel or reschedule deliveries, we do not consider backlog to be a reliable indicator of future financial results.

Liquidity and Capital Resources

Cash flows provided by operating activities were $1.4 million in the fiscal year ended November 30, 2002 compared to $763,000 provided by operating activities in the fiscal year ended November 30, 2001.  This increase was due primarily to reductions in inventories and accounts receivable and a reduced net loss.

Cash flows provided by investing activities were $4.0 million in the fiscal year ended November 30, 2002 compared to cash flows provided by investing activities of $217,000 in the fiscal year ended November 30, 2001.  Included in cash flows provided by investing activities in the fiscal year ended November 30, 2002 was $4.7 million in net maturities of available-for-sale securities.

Cash flows used in financing activities were $1,000 in the fiscal year ended November 30, 2002 compared to cash flows used in financing activities of $1.0 million in the fiscal year ended November 30, 2001.  The decrease in cash used in financing activities primarily resulted from $1.1 million of purchases in the stock repurchase program in the fiscal year ended November 30, 2001.

We have a $5,000,000 line-of-credit agreement with Comerica Bank.  As of November 30, 2002, there were no borrowings outstanding against the line of credit.  Borrowings under the line of credit bear interest at the lesser of the bank’s reference rate (4.25 % at November 29, 2002) less 0.25% or the bank’s LIBOR rate (1.44 % at November 29, 2002) plus 2% and are limited to 80% of eligible accounts receivable and 50% of eligible inventories if total liabilities to tangible effective net worth is greater than two to one.  In connection with the line-of-credit agreement, we have a $650,000 standby letter-of-credit sublimit agreement of which approximately $80,000 was outstanding at November 30, 2002.  This line of credit is secured by substantially all of our assets.  Our borrowing arrangement requires us to comply with certain financial covenants. As of November 30, 2002, we had approximately $4,920,000 in availability under the line of credit.  The line-of-credit borrowings are due on demand.  The agreement may be terminated by either party.

We believe that existing cash balances, cash generated by operating activities, and funds available under our credit facility will be sufficient to finance our operating activities for at least the next 12 months, which will include expenditures of approximately $1.9 million for toner compounding equipment, and approximately $400,000 for a new ERP system.  To the extent that the funds generated from these sources are insufficient to finance our operating activities, we would need to raise additional funds through public or private financing.  We cannot assure you that additional financing will be available on terms favorable to us, or at all.

In March 2001, Troy established a stock repurchase program under which TROY’s common stock, with an aggregate market value up to $4.0 million, may be acquired in the open market.  As of November 30, 2002, Troy has purchased approximately 320,565 shares of common stock in the open market, at an average price of $3.67 per share, under the stock repurchase program.  Approximately $2.8 million remain available for future common stock repurchases.

Critical Accounting Policies

Application of Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K.  Critical accounting policies are defined as those that are the most important to the accurate portrayal of our financial condition and results of operations. Critical accounting policies require management’s subjective judgment and may produce materially different results under different assumptions and conditions. Our operations are affected by numerous factors including market acceptance, changes in technologies and new laws and government regulations and policies.  We cannot predict what impact, if any, the occurrence of these or other events might have on our operations.  Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, the reserve for slow moving or obsolete inventories, the fair value of long-lived and intangible assets and the realizability of deferred tax assets. We have discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed and approved our related disclosure in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following are our critical accounting policies:

Inventories

We value inventories at the lower of cost or market on a first-in, first-out basis.  We use a standard cost system for purposes of determining cost.  The standards are adjusted periodically to ensure they approximate actual costs.  We include materials, labor and manufacturing overhead in the cost of inventories.  We write down the carrying value of our inventory to market value for based upon assumptions about future demand and market conditions.  We compare current inventory levels on a product basis to our current sales forecasts in order to assess our inventory balance.  Our sales forecasts are based on economic conditions and trends (both current and projected), anticipated customer demand, expected future products and other assumptions.  Our estimates may differ from actual results due to the quality, quantity and mix of products in inventory, customer preferences and economic conditions and as a result, additional write-downs may be required.

Capitalization of software development costs

Costs incurred in the research, design and development of software for sale to others as a separate product or embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established.  Thereafter, software development costs are capitalized and amortized to product cost of sales on a straight-line basis over the lesser of five years or the estimated economic lives of the respective products, beginning when the products are offered for sale. At each balance sheet date, we compare the unamortized capitalized costs to the net realizable value of that product. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy our responsibility set forth at the time of sale. For developed software components of a product or process marketed as an integral part of that product or process and not sold separately, we evaluate net realizable value of that component with the total system.  We determine net realizable value considering many of the same factors we use in establishing reserves for estimated obsolete or excess inventory.

Long-lived and intangible assets

Depreciation and amortization of our long-lived assets is provided using the straight-line method over their estimated useful lives. Changes in circumstances such as the passage of new laws or changes in regulations, technological advances, changes to the Company’s business model or changes in the capital strategy could result in the actual useful lives differing from initial estimates. In those cases where we determine that the useful life of a long-lived asset should be revised, we will depreciate the net book value in excess of the estimated residual value over its revised remaining useful life. Factors such as changes in the planned use of equipment, customer attrition, contractual amendments or mandated regulatory requirements could result in shortened useful lives.

We periodically review the value of our long-lived and intangible assets to determine if impairment has occurred by comparing the carrying value of the long-lived assets with the lowest level of identifiable future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition.  As discussed in Note 14 to the consolidated financial statements, we recorded an impairment loss on certain long-lived assets during fiscal year 2001 based on an evaluation of projected operating income, cash flows and business prospects. In addition, we determined other long-lived assets were not impaired. In making these determinations, the assumptions used by management about future cash flows are critical.  If these expected cash flows are not realized, future additional impairment losses may be recorded.

Revenue recognition

We recognize revenue from the sale of our equipment and supplies to end users, distributors, original equipment manufacturers (OEM) and resellers when the product is shipped and the title is transferred to the buyer, net of an allowance for estimated returns, as long as no significant post-delivery obligations exist and collection of the resulting receivable is probable. Revenue from equipment maintenance contracts is recorded as deferred income when billed and is recognized straight-line over the term of the contract.  We provide for estimated reserves based upon our historical rates of returns and allowances.  Actual returns in any future period are inherently uncertain and thus may differ from our estimates.  We accrue for warranty expense at the time revenue is recognized and maintain a warranty accrual for estimated future warranty obligations based upon the relationship between historical and anticipated warranty costs and sales volumes.  To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase resulting in decreased gross profit.

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

Income taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when it is determined to be more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we consider future taxable income, resolution of tax uncertainties and prudent and feasible tax planning strategies. If we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the carrying value of the deferred tax assets would be charged to income in the period in which such determination was made and may affect our annual effective income tax rate.

Stock-based compensation

As allowed by SFAS No. 123, we have elected to continue to account for our employee stock-based compensation plan using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the common stock to be received at the measurement date. Nonemployee stock-based transactions are accounted for under the requirements of Statement No. 123, Accounting for Stock-Based Compensation, which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments.

	Total		1-3 years		4-5 years		After 5 years
Notes Payable	$193,000		$193,000		—		—
Related party operating lease	1,438,000		809,000		$539,000		$90,000
Other operating leases	631,000		631,000		—		—
Split dollar life insurance policy		**		**		**		**
Total	$2,262,000		$1,633,000		$539,000		$90,000

The annual commitments reflected in the table above are based on our November 30 year-end.

**We previously had committed to making payments on the split dollar life insurance policy based on continued employment. As of November 30, 2001 and November 30, 2002,we had advanced $1,666,000 and $2,123,000, respectively, to stockholders in connection with the purchase of split dollar life insurance policies.  Troy and the stockholders have executed split-dollar agreements governing the unsecured non-interest bearing advances. The advances are due on demand, however we do not anticipate demanding payment in the next 12 months and accordingly we have classified this amount as long-term.  The Sarbanes-Oxley Act of 2002 prohibits extensions of credit in the form of a personal loan to certain company insiders after July 29, 2002.  As a result, since July 29, 2002 the Company has not funded the annual premium payments on these policies.  If the SEC issues new regulations or other guidance that causes us to reevaluate our position, we may demand payment on the advance and terminate our participation in these arrangements.  Annual premiums on these policies are approximately $585,000 per year for the next five years.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), Business Combinations, and Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets.  SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001.  SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001.  We will adopt SFAS No. 142 as of the beginning of fiscal year 2003.  We are in the process of determining the expected impact on earnings and existing goodwill and other intangibles upon adoption, which will include the elimination of goodwill amortization and may include additional impairment.  As of November 30, 2002, unamortized goodwill totaled $235,000.

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

In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 generally requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  This pronouncement is effective for exit or disposal activities initiated after December 31, 2002.  Statement 146 is not expected to have a material impact on the Company’s results of operations or financial position.

In December 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee.  This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The Interpretation is not expected to have a material impact on the company’s results of operations or financial position.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” Prior to FIN 46, a company generally included another entity in the company’s financial statements only if it controlled the entity through ownership of the majority voting interests.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the quarter ending August 31, 2003. We are currently analyzing the effect that the adoption of FIN 46 will have on our results of operations and financial position, but expect that upon the implementation date, it is reasonably possible that we will be required to consolidate the related party leasing entity described Note 10 to the consolidated financial statements.

The financial statements of the related party leasing entity for the year ended November 30, 2002 are currently not available; however, management estimates that if this entity is required to be consolidated under the provisions of FIN 46, it would have no impact on revenues and an insignificant impact on net income.  The assets, primarily land and building, would be less than 5% of total assets, the related liabilities, primarily notes payable to the bank, would be approximately 10% of total liabilities and the net effect on stockholders' equity would not be material.

The Company paid a total of $270,000 to lease the manufacturing facility during each of the years ended November 30, 2002, 2001, and 2000 respectively.  The future minimum lease commitments are included in Note 10.

When FIN 46 becomes effective, the net amount that may be added to the Company’s balance sheet may either be reported as the cumulative effect of an accounting change, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated.  The company has not yet determined the manner in which it will adopt FIN 46 in the event it is required to consolidate the entity.

In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  This statement does not require any change from the method currently used by the Company to account for stock-based compensation, but does require more prominent disclosure in the annual financial statement about the method of accounting for such compensation and the effect of the method used on reported results. This statement is effective for years ending after December 15, 2002.  The Company has not yet adopted the disclosure provisions of SFAS No. 148 in the accompanying financial statements.

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

We do not utilize derivative financial instruments.  Accordingly, our exposure to market risk is through our investments in available-for-sale securities and our bank debt which bears interest at variable rates.  Available-for-sale securities consist of certificates of deposit.  These securities generally have contractual maturity dates of up to one year.  At November 30, 2002, market values approximated carrying values.  Due to the short-term maturities of these securities, management believes that there is no significant market risk.  At November 30, 2002, we had approximately $7.1 million in cash, cash equivalents and investments in available-for-sale securities, and, accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the amount of interest earned of $71,000.  The bank debt is a revolving line of credit.  Borrowings under the line of credit bear interest at the lesser of the bank’s reference rate (4.25 % at November 29, 2002) less 0.25% or the bank’s LIBOR rate (1.44 % at November 29, 2002) plus 2% and are limited to 80% of eligible accounts receivable and 50% of eligible inventories if total liabilities to tangible effective net worth is greater than two to one.  At November 30, 2002, there were no amounts outstanding under the line of credit agreement and, accordingly, a sustained increase in the reference rate of 1% would not cause our annual interest expense to change.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements.

Our consolidated financial statements and related notes are contained on pages F-1 to F-25 of this report.  The index to such items is included on page 44 in Item 15(a)(1).

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

Quarterly Results

Fiscal 2002 (unaudited)

(in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Restated)	(Restated)
Net sales	$13,571	$14,025	$13,649	$13,753
Gross profit	5,414	5,538	3,335	2,700
Operating loss	(298)	(202)	(1,806)	(2,618)
Net loss	(180)	(112)	(1,165)	(1,718)
Net loss per share:
Basic	(.02)	(.01)	(.11)	(.16)
Diluted	(.02)	(.01)	(.11)	(.16)

In the fourth quarter of fiscal year 2002, the Company performed an extensive analysis of the Wireless and Connectivity segment due to changes in the economic, technical and competitive conditions that occurred during this period.  As a result of this analysis, the Company recorded a charge for excess and obsolete inventories of $1,878,000, and recorded an amortization charge of $707,000 to write down capitalized software development costs to net realizable value during the fourth quarter.

Fiscal 2001 (unaudited)

(in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$11,309	$9,800	$13,674	$14,435
Gross profit	4,453	3,574	5,513	4,912
Operating income (loss)	(1,181)	(2,402)	230	(6,772)
Net income (loss)	(585)	(1,581)	220	(3,999)
Net income (loss) per share:
Basic	(.05)	(.15)	.02	(.37)
Diluted	(.05)	(.15)	.02	(.37)

During the fourth quarter of fiscal 2001, we recorded a charge for the impairment of long-lived assets of $5.6 million and increased the reserve for obsolete and excess inventory by $1.1 million.  See Note 14 in the “Note to Consolidated Financial Statements” for additional discussion.

An expense on the quarterly statements of income for fiscal years 2001 and 2002 has been reclassified with no effect on net income or earnings per share to be consistent with the classification adopted for the year ended November 30, 2002.

Quarterly calculations of net earnings per share do not equate to the calculations for the fiscal year as quarterly calculations are made on a discrete basis.

Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Changes in Accountants

On May 31, 2002, our Audit Committee approved a change in auditors and our Board of Directors ratified the Audit Committee’s dismissal of McGladrey & Pullen LLP.    We completed a formal engagement letter with KPMG LLP to serve as our independent public accountants on July 5, 2002.

On January 13, 2003, our Audit Committee again approved a change in auditors and our Board of Directors ratified the Audit Committee’s dismissal of KPMG LLP as our independent public accountants.   We completed a formal engagement letter with McGladrey & Pullen LLP to serve as our independent public accountants on February 3, 2003.

The information required by Item 304(a) of Regulation S-K regarding these changes in our accountants has been previously reported on Forms 8-K filed on June 4, 2002, July 9, 2002, January 21, 2003 and February 7, 2003.

Disagreements or Reportable Events.

During our fiscal years ended November 30, 2001 and 2000 and the subsequent interim period through May 28, 2002, the date we dismissed McGladrey and Pullen, there were no disagreements between us and McGladrey & Pullen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

During the period from July 5, 2002 through January 13, 2003, the date we dismissed KPMG, except as set forth in the paragraphs below, there were no disagreements between TROY and KPMG on any matter of accounting principles or practices, financial statement disclosure,  and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

On October 15, 2002, we issued a press release announcing that the filing of our Form 10-Q for the fiscal quarter ended August 31, 2002 would be delayed. We had conducted physical inventory counts and discovered certain inventory adjustments. We delayed the filing of our Form 10-Q for the fiscal quarter ended August 31, 2002 in order to give us sufficient time to review the causes of such inventory adjustments and to determine if any of the financial statements for prior periods would need to be restated.

At the time of their dismissal, KPMG had not completed their review of the procedures and methodology used by us in our review of the inventory adjustments in order to determine the final amount of the adjustments and which prior periods would need to be restated. Because these adjustments pertained to periods in which McGladrey & Pullen served as our independent auditors, our procedures and methodology needed to be reviewed by McGladrey. KPMG had previously advised us that the adjustments could have a material impact on the financial statements for the first and second quarters of fiscal 2002 and fiscal 2001.

KPMG had also expressed a concern regarding material weaknesses in our inventory accounting controls. Since that time, we have implemented a number of corrective measures that we believe addresses these concerns.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Name	Age	Position with TROY Group	Director Since

Patrick J. Dirk	63	Chairman of the Board, Director and Chief Executive Officer of Troy Group and related subsidiaries	1982

Brian P. Dirk	38	Vice Chairman of the Board, Director, Corporate Secretary and Senior Vice President, Corporate Development of Troy Group	1999

Norman B. Keider(1)	71	Director	1999

John B. Zaepfel(2)	66	Director	1999

Dr. Harold L. Clark(3)	67	Director	1999

James W. Klingler	55	Vice President-Finance, Treasurer and Chief Financial Officer of Troy Group

(1)          Chairman of Compensation Committee, Member of Audit Committee

(2)          Chairman of Audit Committee, Member of Compensation Committee

(3)          Member of Audit Committee and Compensation Committee

Patrick J. Dirk has been Chairman of the Board, Chief Executive Officer and a Director since he co-founded TROY with his wife in May 1982.  From May 1982 until August 1999, Mr. Dirk served as President of TROY ..  Mr. Dirk is also Chairman of the Board and Chief Executive Officer of TROY’s subsidiaries.  From 1973 until 1982, Mr. Dirk was employed in various capacities by Kroy Inc., a manufacturer of automated lettering machines and related products, serving as President and a director from 1980 to 1982.   Mr. Dirk devotes substantially all of his efforts to TROY and its subsidiaries.  Mr. Dirk is the father of Brian P. Dirk.

Brian P. Dirk was appointed Vice Chairman of the Board, Corporate Secretary and Senior Vice President, Corporate Development of TROY on December 1, 2001.  Previously, he served as Vice President since May 1996.  He was a member of our Board of Directors from that date until October 30, 1998.  He again became a director in July 1999.  In addition to managing our financial software and services business, Mr. Dirk’s duties include managing our acquisition and alliance strategies and staff.  Prior to this, he served as Vice President of International and Federal Government Sales.  Since joining us in 1989, Mr. Dirk has held various management positions, including Vice President of Business Development and Vice President of International Sales.  Mr. Dirk is the son of Patrick J. Dirk.

Norman B. Keider has been a Director since July 1999.  Since August 1993, Mr. Keider has been a self-employed management consultant.  Mr. Keider served as a Managing Director of A.T. Kearney, an executive search-consulting firm from January 1989 to August 1993.  From April 1986 to January 1989, he was a partner with Keider-Zupsic Associates, an executive search consulting company.  Mr. Keider also served as a partner for Arthur Young & Company, an accounting and consulting company from December 1979 to April 1986.  From January 1978 to December 1979, he was a self-employed consultant for acquisition searches.  From December 1972 to January 1978, Mr. Keider was the President and Chief Executive Officer of Atlas Powder Company, a manufacturer of commercial explosives.

John B. Zaepfel has been a Director since July 1999.  Since June 1991, Mr. Zaepfel has been a Managing Partner of the Zaepfel Group, a middle market consulting firm specializing in strategic facilitation and planning.  Mr. Zaepfel has served as Chief Executive Officer of several companies.  He currently serves as a Director for nine companies including one publicly traded company, RemedyTemp, Inc.  From January 1985 to May 1989, Mr. Zaepfel was the founder and Chief Executive Officer of CPG International, Inc., a manufacturer and marketer of fine art, graphic art, engineering, drafting and media supplies.  From 1974 to 1984, Mr. Zaepfel was President and Chief Executive Officer of Chartpak and Pickett Industries, then wholly-owned subsidiaries of Times Mirror.  Mr. Zaepfel was General Manager of Chartpak, a division of Avery International from 1990 to 1993.

Dr. Harold L. Clark has been a Director since July 1999.  Dr. Clark has been serving as an advisor to technology companies since his resignation as Chairman of Max Internet Communications in November 2000.  Prior to this position, Dr. Clark served as XCD’s Chairman from July 1995 until it became Troy Group XCD in October 1998.  From April 1993 to August 1995, Dr. Clark was the Chief Executive Officer and Co-Chairman of AmeriQuest Technologies, Inc., a distributor of computer technology solutions to value-added resellers, systems integrators, distributors and computer dealers.  Dr. Clark also acted as a consultant to AmeriQuest from August 1995 to December 1995.  From April 1993 to December 1993, Dr. Clark was the President and Chief Executive Officer of an AmeriQuest subsidiary, CDS Distribution, Inc.  Dr. Clark was the President of Everex Systems, Inc., a supplier of server, workstation, notebook and desktop solutions from February 1991 to December 1992.  From October 1984 to April 1990, Dr. Clark was President and Vice Chairman of Ingram Micro, a wholesale distributor of technology products and services.

James W. Klingler joined TROY as Vice President-Finance, Treasurer and Chief Financial Officer on January 14, 2002.  From February 2001 to November 2001, he served as Senior Vice President, Business Operations and Chief Financial Officer of Trinagy, Inc., a software company that has been merged into Hewlett-Packard Company.  Mr. Klingler was Vice President, Finance and Administration of Triconex Corporation, a supplier of products, systems and services for safety, critical control and turbomachinery applications and a subsidiary of Invensys plc, from February 1999 to February 2001, and Vice President and Chief Financial Officer of Wilshire Technologies Inc., a company that manufactures polyurethane products, from October 1994 to February 1999.  In addition, he has held financial management positions with Allergan, Inc., PEPSICO subsidiary Kentucky Fried Chicken Corp., Schering-Plough Corp. and Continental Group, Inc.  A Certified Management Accountant and veteran of the U.S. Air Force, Mr. Klingler holds a B.A. from The Ohio State University and an MBA from the Columbia University Graduate School of Business.

(c)           Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended November 30, 2002, all Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Item 11.  EXECUTIVE COMPENSATION.

The following table sets forth the cash and non-cash compensation paid or earned during fiscal 2000, 2001 and 2002 by our Chief Executive Officer and our three other executive officers, all of whom received or earned cash and non-cash salary and bonus of more than $100,000 for fiscal 2002.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus($)(1)	Other annual compensation ($)(2)	Securities Underlying Options(#)	All other compensation ($)(3)

Patrick J. Dirk	2002	$348,000	$—	$2,925	—	$6,000
Chairman of the Board, and	2001	265,000	—	3,075	—	5,100
Chief Executive Officer	2000	250,000	66,750	3,525	—	5,100

Brian P. Dirk	2002	$214,000	—	$2,475	100,000	$6,000
Vice Chairman	2001	175,000	—	2,475	50,000	4,797
and Director	2000	160,000	25,000	2,775	—	5,100

James W. Klingler	2002	$152,000	—	—	80,000	3,738
Vice President-Finance, Chief	2001	—	—	—	—	—
Financial Officer and Treasurer	2000	—	—	—	—	—

(1)                                  Figures for fiscal year 2000 represent performance bonuses of $66,750, and $25,000 for Messrs. Patrick Dirk and Brian Dirk, respectively.

(2)                                  Figures for fiscal year 2002 represent $2,925 and $2,475 for automobile usage for Messrs. Patrick Dirk and Brian Dirk, respectively.  Figures for fiscal year 2001 represent $3,075 and $2,475 for automobile usage for Messrs. Patrick Dirk and Brian Dirk, respectively.  Figures for fiscal year 2000 represent $3,525 and $2,775 for automobile usage for Messrs. Patrick Dirk and Brian Dirk, respectively.

(3)                                  All figures represent matching contributions under Troy Group’s 401(k) Plan.  We also paid premiums for split-dollar life insurance policies covering Patrick J. Dirk, which amounts we will recover from the policies.  As a result of The Sarbanes-Oxley Act of 2002, since July 29, 2002 the Company has not funded the annual premium payments on these policies.  See Item 13.”Certain Relationships and Related Transactions.”

Option Grants and Exercises

The following tables summarize option grants and exercises during the fiscal year ended November 30, 2002 to or by each of the executive officers named in the Summary Compensation Table above, and the potential realizable value of the options held by such persons at November 30, 2002.

Option Grants in Last Fiscal Year

	Individual Grants
Name	Number of securities underlying options granted (#)(1)	Percent of total options granted to employees in fiscal year	Exercise or base price ($/sh)	Expiration date	Grant date present value ($)(2)

Patrick J. Dirk	—	—	—	—	—

Brian P. Dirk	100,000	28.6%	$4.51	1/16/07	$176,324

James W. Klingler	30,000	8.6%	$4.10	1/13/12	$76,053

James W. Klingler	50,000	14.3%	$3.62	3/12/12	$113,643

(1)                                  The options granted to Mr. Dirk and Mr. Klingler were granted under our 1998 Stock Option Plan at a exercise price equal to 110% and 100% , respectively, of the closing price of one share of our common stock on the date of grant as reported on the Nasdaq National Market.  The stock options will become exercisable at the rate of twenty-five percent of the number of shares underlying the options on each of the first four anniversaries of the dates of grant.  In the event of a “change in control,” as defined in the 1998 Plan, the options will become immediately exercisable in full and will remain so for the remainder of their term regardless of whether the holder remains in the employ or service of Troy.

(2)                                  Represents the present value of the option granted on the date of grant using the Black-Scholes option pricing model, which requires the assumption of certain values.  In calculating the value shown, we assumed annualized volatility of the price of common stock of 51%, time of exercise or option life of 5 years, and a risk-free interest rate of 2.00% and 2.47%, determined from market information as of the date of grant.  No adjustments were made for the non-transferability or risk of forfeiture of the option, and, because we have historically not paid dividends on common stock, no yield on common stock was assumed.  There can be no assurance that these assumptions will prove true in the future.  The actual value, if any, that an executive may realize will depend on the excess of the market price of common stock over the exercise price on the date the option is exercised, which may vary from the theoretical value indicated in the table.

Aggregated Option Exercises In

Last Fiscal Year and Fiscal Year-End Option Values

Name	Shares acquired on exercise (#)	Value realized ($)	Number of securities underlying unexercised options at fiscal year end (#)		Value of unexercised in-the-money options at fiscal year end ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Patrick J. Dirk	—	—	—	—	—	—

Brian P. Dirk	—	—	55,500	124,500	$0	$0

James W. Klingler	—	—	20,000	60,000	$0	$0

(1)                                  The values indicated are based on the difference between the fair market value of one share of common stock on November 30, 2002 ($1.83) and the exercise prices of the respective options, ranging from $3.62 to $6.31 per share.  Options are in-the-money if the market price of the shares exceeds the option exercise price.

Management Agreements

Messina Non-Competition Agreement.  On November 27, 1996, we entered into a non-competition agreement with Robert Messina regarding his services as President and Chief Operating Officer of Troy Systems International.  Under the terms of this agreement, we granted Mr. Messina an option to purchase 244,990 shares of common stock at an exercise price of $0.41 per share expiring on November 25, 2006.  This option, which became fully vested upon completion of our initial public offering in July 1999, was exercised by Mr. Messina during fiscal 1999.  Our agreement with Mr. Messina requires him to maintain the confidentiality of our proprietary information and prohibits him from engaging in competitive activity for a three-year period after his termination.

Messina Separation Agreement and Release.  On November 1, 2001, we entered into a separation agreement and release with Robert Messina in connection with Mr. Messina’s resignation as the President and Chief Operating Officer and an employee of TROY effective October 25, 2001.  In connection with the separation agreement and release, Mr. Messina received a monthly severance payment for 12 months which totaled $252,000 beginning on November 1, 2001.

Change in Control Arrangements.  Under our 1998 Stock Incentive Plan, if a “change in control” of TROY occurs, then, unless the Compensation Committee decides otherwise either at the time of grant of an incentive award or at any time thereafter, all options that have been outstanding at least three months will become immediately exercisable for the remainder of their terms, regardless of whether the participants to whom such options have been granted remain the employ or service of TROY or any subsidiary.  Under the terms of their respective option agreements, all of the options granted to our executive officers will be subject to such accelerated vesting upon a change in control.

In addition, upon a change in control, the Compensation Committee may pay cash for all or a portion of the outstanding options.  The amount of cash the participants would receive will equal the excess of the fair market value immediately prior to the effective date of such change in control over the exercise price per share of the options.  The acceleration of the exercisability of options under the Plan may be limited, however, if the acceleration would be subject to an excise tax imposed upon “excess parachute payments.”

The Plan also provides that if a “change in control” of TROY occurs, then, unless the Compensation Committee decides otherwise either at the time of grant of an incentive award or at any time thereafter:

•                  all stock appreciation rights that have been outstanding at least three months will become immediately exercisable in full and will remain exercisable for the remainder of their terms, regardless of whether the participant remains in the employ or service of TROY or any subsidiary;

•                  all outstanding restricted stock awards will become immediately fully vested and non-forfeitable; and

•                  all outstanding performance units and stock bonuses will vest and/or continue to vest in the manner determined by the Compensation Committee and reflected in the award agreement.

Under the Plan, a “change in control” will include any of the following:

•                  the sale or other disposition of substantially all of our assets;

•                  the approval by our stockholders of a Plan or proposal for the liquidation or dissolution of TROY;

•                  a merger or consolidation to which we are a party if our stockholders immediately prior to the merger or consolidation beneficially own, immediately after the merger or consolidation, securities of the surviving corporation representing (A) more than 50%, but not more than 80%, of the combined voting power of the surviving corporation’s then outstanding securities unless such transaction was approved in advance by the “continuity directors,” which are the directors as of the effective date of the Plan or any persons who subsequently become directors and whose election or nomination was approved by a majority vote of the continuity directors, or (B) 50% or less of the combined voting power of the surviving corporation’s then outstanding securities, regardless of any approval by the continuity directors;

•                  any person becoming, after the effective date of the Plan, the beneficial owner of (A) 20% or more, but less than 50%, of the combined voting power of our outstanding securities, unless the transaction was approved in advance by the continuity directors, or (B) 50% or more of the combined voting power of our outstanding securities, regardless of any approval by the continuity directors; or

•                  the continuity directors cease for any reason to constitute at least a majority of our Board.

Notwithstanding anything in the foregoing to the contrary, no change in control will be deemed to have occurred for purposes of the Plan by virtue of certain transfers among the members of  Patrick J. Dirk’s family or family trusts.

Compensation Committee Report On Executive Compensation

The Compensation Committee reviews general programs of compensation and benefits for all employees and makes recommendations to our Board of Directors concerning compensation paid to our executive officers, directors and certain key employees.  Compensation paid to these individuals is reviewed and set annually by the Compensation Committee to coincide with our fiscal year.

The Compensation Committee also administers our stock-based compensation plans, including our 1998 Stock Incentive Plan, which allows the Compensation Committee to grant incentive stock options, non-statutory stock options, restricted stock awards, stock appreciation rights, performance units and stock bonuses to eligible key employees, officers, directors and consultants.

Compensation Philosophy and Objectives.  The overall philosophy underlying the decisions and recommendations of the Compensation Committee is to recognize and reward results and achievement at both the individual and company level by linking compensation to such achievement.  Consistent with this philosophy, the Compensation Committee has set the following objectives for our executive compensation program:

•                  Encourage the achievement of desired individual and company performance goals by rewarding such achievements.

•                  Provide a program of compensation that is competitive with comparable companies to enable us to attract and retain key executive talent.

•                  Align the interests of our executives with the interests of our stockholders by linking compensation to company performance and ensuring that our executives have opportunities for long-term stock ownership.

In making its recommendations to our Board of Directors, the Compensation Committee considers factors such as company performance, both in isolation and in comparison to companies of comparable profitability, complexity and size; the individual performance of each executive officer; our historical compensation levels; the overall competitive environment for executives and the level of compensation necessary to attract and retain the level of key executive talent that we desire.  In analyzing these factors, the Compensation Committee may from time to time review competitive compensation data gathered in comparative surveys or collected by independent consultants.

Executive Compensation Program Components.  Our executive compensation policies are recommended and administered by the Compensation Committee of the Board of Directors.  The Compensation Committee is currently composed of three independent, outside directors

Since the date of our initial public offering, our Compensation Committee has established an executive compensation program consisting of base salary, annual cash bonus compensation, long-term incentive opportunities under the 1998 Plan and other benefits.  Each element of this compensation program is discussed in greater detail below.

Base Salary.  Each executive officer’s base salary is determined annually by the Compensation Committee and ratified by our Board of Directors after considering the compensation levels of executives at comparable companies in our industry, the potential impact of the individual on company performance, the level of skill, responsibility and experience required by the individual’s position and the other factors described above.  In evaluating comparable company compensation, the Compensation Committee places particular emphasis on data for companies with revenues similar to our forecasted revenues for the relevant fiscal year.  The base salary for our Chief Executive Officer, Patrick J. Dirk, was increased from $265,000 in fiscal year 2001 to $350,000 in fiscal year 2002.  In determining Mr. Dirk’s base salary, the Compensation Committee considered all of the criteria discussed above, as well as Mr. Dirk’s agreement to assume the duties of President and Chief Operating Officer in addition to his existing responsibilities as Chairman of the Board and Chief Executive Officer.

Annual Cash Bonuses.  The Compensation Committee utilizes annual cash bonuses to provide a direct financial incentive to the Company’s executive officers.  Under the executive officer bonus program administered by the Compensation Committee, each executive is eligible to receive bonus, subject to achievement of specified company goals.  No bonuses were paid for fiscal 2001.  Bonuses for fiscal 2002 for all executive officers will be tied to the achievement of overall revenues and profitability of TROY.

Long-Term Incentive Compensation.  The Compensation Committee makes long-term incentive compensation available to our executive officers through its administration of the 1998 Plan, as discussed above.  From time to time the Compensation Committee evaluates equity ownership by our executive officers and may grant stock-based compensation under the 1998 Plan in order to reward such executives for their contributions to achievement of company objectives and to further align their interests with those of our stockholders.  During fiscal 2002, 180,000 options were granted to the executive officers.  Due to his significant stockholdings Mr. Dirk was not granted additional stock-based compensation in fiscal 2002.

Other Benefits.  In addition to the compensation described above, our executive officers receive benefits under our insurance, 401(k) and employee stock purchase plans, each of which is generally available to our other employees.  We also compensate some of our executive officers for automobile expense.

Section 162(m).  Section 162(m) of the Internal Revenue Code of 1986 limits our ability to deduct certain compensation in excess of $1 million paid to our chief executive officer and each of our four other most highly compensated executives.  In 2002, we did not pay “compensation” within the meaning of Section 162(m) in excess of $1 million to our executive officers, and we do not believe that we will do so in the near future.  As a result, we have not established a policy for qualifying compensation paid to our executive officers for deductibility under Section 162(m), but will formulate such a policy if compensation levels ever approach $1 million.

Compensation Committee

Norman B. Keider
John B. Zaepfel
Dr. Harold L. Clark

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock to the total cumulative return on the Nasdaq Market Index and an industry index based on Standard Industrial Code 3570-3579 (Computer and Office Equipment) during the period from our initial public offering on July 21, 1999 to November 30, 2002.  The graph assumes a $100 investment in common stock, the Nasdaq Market Index and the industry index on July 21, 1999 and the reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Returns
Performance Graph for
Troy Group, Inc.

Produced on 02/12/2003 including data to 11/29/2002

Legend

Symbol	CRSP Total Returns Index for:	[illegible]	11/99	11/00	11/01	11/02
——— ■	Troy Group, Inc.	100.0	184.8	85.1	49.2	26.1
— — — *	Nasdaq Stock Market (US Companies)	100.0	180.6	98.5	69.7	53.6
- - - - ▲	NASDAQ Stocks (SIC 3570-3579 US Companies) Computer and Office Equipment	100.0	189.0	112.5	65.2	47.0

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on [illegible].

Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Graduate School of Business, The University of Chicago. Used with permission. All rights reserved.
©Copyright 2003

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of February 28, 2003, information regarding the beneficial ownership of our common stock by (a) each stockholder who is known by us to own beneficially more than 5% of the outstanding common stock, (b) each director, (c) each executive officer named in the Summary Compensation Table and (d) all our executive officers and directors as a group.

Unless otherwise noted, each of the stockholders listed in the table possesses sole voting and investment power with respect to the shares indicated.  Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.  As of February 28, 2003, there were 10,649,092 shares of common stock outstanding.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner	Amount		Percent of Class

Patrick J. Dirk(1)	5,679,857	(2)	53.3%
Mary J. Dirk(1)	5,679,857	(2)	53.3%
Brian P. Dirk	538,719	(3)	5.1%
James W. Klingler	20,000	(4)	*
Norman B. Keider	50,000	(5)	*
John B. Zaepfel	50,000	(6)	*
Dr. Harold L. Clark	50,000	(7)	*
All directors and executive officers as a group (6 persons)	6,388,576	(8)	60.0%

*                                         Less than 1% of the outstanding shares.

(1)                                  Address:  2331 South Pullman Street, Santa Ana, California 92705.

(2)                                  Includes (i) 5,650,000 shares of common stock held by Patrick J. and  Mary J. Dirk as trustees under The Dirk Family Trust UTD March 6, 1990 and (ii) 29,857 shares of common stock held by The Dirk Foundation of which Patrick J. and Mary J. Dirk disclaim beneficial ownership over such shares.

(3)                                  Mr. Brian Dirk’s beneficial ownership includes 46,785 shares that Mr. Brian Dirk holds as a trustee under the Dirk 1998 Alaska Trust and 55,500 shares of common stock issuable upon exercise of stock options.

(4)                                  Mr. Klingler’s beneficial ownership includes shares of common stock issuable upon exercise of stock options.

(5)                                  Mr. Keider’s beneficial ownership includes shares of common stock issuable upon exercise of stock options.  Mr. Keider’s address is 7569 Caminito Avola, LaJolla, CA  92037.

(6)                                  Mr. Zaepfel’s beneficial ownership includes shares of common stock issuable upon exercise of stock options..  Mr. Zaepfel’s address is 500 Birch Street, Newport Beach, CA  92660.

(7)                                  Dr. Clark’s beneficial ownership includes shares of common stock issuable upon exercise of stock options.  Dr. Clark’s address is 38388 Rock Creek Circle, Temecula, CA  92592.

(8)                                  Includes 225,500 shares of common stock that directors and executive officers have the right to acquire within 60 days upon the exercise of stock options.

Equity Compensation Plan Information

The following table sets forth information as of November 30, 2002 about shares of our common stock outstanding and available for issuance under our existing equity compensation plans.  Options granted in the future under the plans are within the discretion of our Compensation Committee and therefore cannot be ascertained at this time.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	1,336,000	$5.95	1,487,078
Equity compensation plans not approved by security holders	131,666	4.16	—
Total	1,467,666	$5.79	1,487,078

(1) Includes 1,364,000 shares available for issuance under our 1998 Stock Option Plan and 123,078 shares available for issuance under our 1998 Employee Stock Purchase Plan.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Prior to April 1998, Troy Group and its subsidiary, Troy Group Systems International, were 100% beneficially owned by Patrick J. and Mary J. Dirk as trustees under The Dirk Family Trust UTD March 6, 1990, the trustee of The Dirk 1997 Education Trust, the trustees of the Dirk 1998 Alaska Trust, Brian P. Dirk and Patrick J. Dirk’s other three children.  For convenience, we refer to each of these individuals and trusts collectively as the Dirk stockholders.

We lease a total of 77,000 square feet at our West Virginia facility from Dirk Investments, Inc.  Dirk Investments is wholly-owned by the Dirk stockholders.  This lease expires on March 31, 2008 and is automatically renewable for successive six-year terms unless either party gives notice to cancel.  It provides for rent, of approximately $22,500 per month, which can be increased up to 6% per year.  Total rental payments made by us for the fiscal year ended November 30, 2002 were approximately $270,000.

We and the Dirk stockholders are also parties to a Tax Agreement Relating to S Corporation Distributions.  Under this agreement, we have agreed to indemnify the Dirk stockholders for any adjustments causing an increase in their federal and state income tax liability, including interest and penalties, related to tax years prior to October 30, 1998.  Subject to certain limitations, this agreement also provides that the Dirk stockholders will reimburse us for any amounts refunded to them as a result of the loss of the S corporation status of Troy Group or Troy Group Systems.  Any payment made by us to the Dirk stockholders pursuant to this agreement may be considered by the Internal Revenue Service or state taxing authorities to be nondeductible by Troy Group or Troy Group Systems for income tax purposes.

We entered into a split dollar life insurance arrangement whereby we pay the underlying life insurance premiums on policies covering Patrick J. Dirk and his spouse as a condition of Mr. Dirk’s continued employment with us.  Pursuant to this arrangement, we made quarterly payments of $100,000 for a $23 million dollar policy, and quarterly payments of $8,750 for a $7 million policy.  We will recover all split-dollar premiums paid by us from the policies or the owners of the policies.  We have an unsecured receivable from Mr. Dirk’s heirs for the return of the  premiums paid under these policies.  Mr. Dirk’s heirs, including Brian Dirk who is a director and executive officer of Troy, are third-party beneficiaries of these policies.  In addition, in 1999, we entered into a split dollar insurance arrangement whereby we paid the underlying life insurance premiums on a policies covering Patrick J. Dirk whose spouse is the beneficiary.  Pursuant to this arrangement, we made quarterly payments of $32,000 for a $2 million face amount policy which carries a death benefit of $8 million and semi-annual payments of $10,850 for a $1 million policy.  We will recover all split-dollar premiums paid by us from the policies.  We have an unsecured receivable, in the form of a split-dollar agreement, from Mr. Dirk for the return of the premiums paid under these policies.  The Sarbanes-Oxley Act of 2002 prohibits extensions of credit in the form of a personal loan to certain company insiders after July 29, 2002.  As a result, since July 29, 2002 the Company has not funded the annual premium payments on the policies.  If the SEC issues new regulations or other guidance that causes us to reevaluate our position, we may demand payment on the note and terminate our participation in these arrangements. At November 30, 2002, we recorded $2,123,000 as an asset that represents the policy premiums paid to date.

On November 5, 2002, TROY Group, Inc. announced that a Special Committee of the Board of Directors had been formed to consider a proposal by Patrick Dirk and his family members to purchase the interests of the minority stockholders of TROY.  As of the filing of this report, the parties have not entered into a definitive agreement regarding such acquisition.

PART IV

Item 14.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 13a-15 under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that with the exception of the item listed below, our disclosure controls and procedures are effective.

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

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c):

A.                                   1996 Stock Option Plan (incorporated by reference to Exhibit 10.7 to Troy Group’s Registration Statement on Form S-1 (File No.  333-51523)).

B.                                     1998 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Troy Group’s Form 10-Q for the quarter ended August 31, 2000 (File No.  000-24413)).

C.                                     1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to Troy Group’s Registration Statement on Form S-1 (File No.  333-51523)).

D.                                    Form of Indemnification Agreement for directors and executive officers of Troy Group (incorporated by reference to Exhibit 10.14 to Troy Group’s Registration Statement on Form S-1 (File No.  333-51523)).

(b)                                 Reports on Form 8-K:

On January 21, 2003, we filed a Current Report on Form 8-K under Item 4 regarding the decision by our Board of Directors to dismiss KPMG LLP as our independent public accountants.

On February 7, 2003, we filed a Current Report on Form 8-K under Item 4 regarding our engagement of McGladrey & Pullen LLP as our independent public accountants.

(c)                                  Exhibits:

The response to this portion of Item 15 is included as a separate section of this Annual Report on Form 10-K.

(d)                                 Financial Statement Schedules:

The response to this portion of Item 15 is included as a separate section of this Annual Report on Form 10-K.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

Troy Group, Inc.

Santa Ana, California

We have audited the accompanying consolidated balance sheets of Troy Group, Inc. and subsidiaries as of November 30, 2002 and 2001, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended November 30, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Troy Group, Inc. and subsidiaries as of November 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

McGLADREY & PULLEN, LLP

/s/ McGladrey & Pullen, LLP

Anaheim, California

February 21, 2003

TROY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	November 30,
	2001	2002
ASSETS

Current assets:
Cash and cash equivalents	$1,210,000	$6,615,000
Investment in available-for-sale securities	5,181,000	497,000
Accounts receivable, less allowance for doubtful accounts 2001 $1,130,000; 2002 $884,000	9,713,000	9,227,000
Income tax refund receivable	1,059,000	1,076,000
Inventories	9,251,000	5,540,000
Prepaid expenses and other	358,000	440,000
Deferred tax assets	2,480,000	3,715,000

Total current assets	29,252,000	27,110,000

Equipment and leasehold improvements, net	2,529,000	2,039,000

Other assets, including receivable from stockholders 2001 $1,666,000; 2002 $2,123,000	5,226,000	4,390,000

Total assets	$37,007,000	$33,539,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$70,000	$73,000
Accounts payable	4,418,000	4,138,000
Accrued expenses	2,456,000	2,218,000
Deferred revenue	1,138,000	1,364,000

Total current liabilities	8,082,000	7,793,000

Long-term debt, net of current portion	193,000	120,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, authorized 5,000,000 shares; issued none	—	—
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 2001 10,921,032 shares; 2002 10,969,657 shares	109,000	110,000
Additional paid-in capital	20,966,000	21,113,000
Retained earnings	8,753,000	5,578,000
	29,828,000	26,801,000
Less cost of treasury stock 2001 295,320; 2002 320,565 shares	1,096,000	1,175,000

Total stockholders’ equity	28,732,000	25,626,000

Total liabilities and stockholders’ equity	$37,007,000	$33,539,000

See Notes to Consolidated Financial Statements.

TROY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended November 30,
	2000	2001	2002

Net sales	$52,310,000	$49,218,000	$54,998,000

Cost of goods sold (including$270,000 in rent paid to majority stockholders each year)	30,053,000	30,766,000	38,011,000

Gross profit	22,257,000	18,452,000	16,987,000

Operating expenses:
Selling, general and administrative	14,189,000	15,681,000	14,908,000
Research and development	4,372,000	6,027,000	6,872,000
Amortization of intangible assets	983,000	1,235,000	131,000
Impairment of long-lived and intangible assets	—	5,634,000	—
	19,544,000	28,577,000	21,911,000

Operating income (loss)	2,713,000	(10,125,000)	(4,924,000)

Interest income	865,000	515,000	101,000
Interest expense	(19,000)	(138,000)	(34,000)

Income (loss) before income taxes (credit)	3,559,000	(9,748,000)	(4,857,000)

Provision for income taxes (credit)	1,152,000	(3,803,000)	(1,682,000)

Net income (loss)	$2,407,000	$(5,945,000)	$(3,175,000)

Net income (loss) per share:
Basic	$0.22	$(0.55)	$(0.30)

Diluted	$0.21	$(0.55)	$(0.30)

Weighted average shares outstanding:
Basic	10,832,000	10,775,000	10,647,000

Diluted	11,369,000	10,775,000	10,647,000

See Notes to Consolidated Financial Statements

TROY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended November 30,
	2000	2001	2002
Cash flows from operating activities:
Net income (loss)	$2,407,000	$(5,945,000)	$(3,175,000)
Adjustments to reconcile net income(loss)to net cash provided by operating activities:
Depreciation and amortization	1,645,000	2,013,000	994,000
Amortization of capitalized software	35,000	46,000	1,140,000
Impairment of long-lived assets	—	5,634,000	—
Provision for (recovery of) doubtful accounts	536,000	953,000	(11,000)
Common stock warrants issued for services	120,000	—	—
Accretion of investment discounts, net	(21,000)	(333,000)	(66,000)
Deferred taxes	(283,000)	(2,218,000)	(1,331,000)
Changes in working capital components, net of effects from acquisition of companies:
(Increase) decrease in:
Accounts receivable	1,992,000	(186,000)	497,000
Income tax refund receivable	(256,000)	(584,000)	(17,000)
Inventories	(1,160,000)	(1,409,000)	3,711,000
Prepaid expenses and other	(426,000)	209,000	(82,000)
Increase (decrease) in:
Accounts payable	(71,000)	1,994,000	(280,000)
Accrued expenses	132,000	(329,000)	(238,000)
Income taxes payable	(1,208,000)	—	—
Deferred revenue	(22,000)	918,000	226,000

Net cash provided by operating activities	3,420,000	763,000	1,368,000

Cash flows from investing activities:
Acquisition of companies	(3,240,000)	(2,051,000)	—
Purchase of available-for-sale securities	(15,766,000)	(5,111,000)	(1,999,000)
Maturities of available-for-sale securities	13,481,000	10,215,000	6,749,000
Purchase of equipment and leasehold improvements	(759,000)	(1,221,000)	(374,000)
(Increase) in other assets	(970,000)	(1,615,000)	(338,000)

Net cash provided by (used in) investing activities	(7,254,000)	217,000	4,038,000

Cash flows from financing activities:
Principal payments on debt	(289,000)	(67,000)	(70,000)
Proceeds from issuance of common stock	575,000	158,000	148,000
Purchase of treasury stock	—	(1,096,000)	(79,000)

Net cash provided by (used in) financing activities	286,000	(1,005,000)	(1,000)

Net increase (decrease) in cash and cash equivalents	(3,548,000)	(25,000)	5,405,000

Cash and cash equivalents, beginning of period	4,783,000	1,235,000	1,210,000

Cash and cash equivalents, end of period	$1,235,000	$1,210,000	$6,615,000

See Notes to Consolidated Financial Statements

TROY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total
	Number of Shares	Amount		Number of Shares	Amount

Balance, November 30, 1999	10,663,941	$107,000	$17,397,000	—	$—	$12,291,000	$29,795,000
Issuance of common stock for acquisitions	97,040	1,000	1,863,000	—	—	—	1,864,000
Issuance of common stock for employee stock purchase plan	14,654	—	76,000	—	—	—	76,000
Common stock options and warrants exercised	105,129	1,000	497,000	—	—	—	498,000
Issuance of common stock warrants	—	—	755,000	—	—	—	755,000
Tax benefit from disqualifying disposition of stock options	—	—	220,000	—	—	—	220,000
Net income	—	—	—	—	—	2,407,000	2,407,000

Balance, November 30, 2000	10,880,764	109,000	20,808,000	—	—	14,698,000	35,615,000
Issuance of common stock for employee stock purchase plan	40,268	—	158,000	—	—	—	158,000
Purchase of common stock for the treasury	—	—	—	295,320	(1,096,000)	—	(1,096,000)
Net (loss)	—	—	—	—	—	(5,945,000)	(5,945,000)

Balance, November 30, 2001	10,921,032	109,000	20,966,000	295,320	(1,096,000)	8,753,000	28,732,000
Issuance of common stock for employee stock purchase plan	38,625	1,000	118,000	—	—	—	119,000
Common stock options exercised	10,000	—	29,000	—	—	—	29,000
Purchase of common stock for the treasury	—	—	—	25,245	(79,000)	—	(79,000)
Net (loss)	—	—	—	—	—	(3,175,000)	(3,175,000)

Balance, November 30, 2002	10,969,657	$110,000	$21,113,000	320,565	$(1,175,000)	$5,578,000	$25,626,000

See Notes to Consolidated Financial Statements

TROY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business

TROY Group, Inc. is a worldwide provider of enterprise output solutions.  For the past three years the Compay has been expanding beyond its core business in digital check printing systems and related consumables by developing electronic payment systems and wired and wireless networking solutions.  The Company markets its products to over 5000 active customers around the world through a direct sales force and a network of distributors and value added resellers.  Most of this new product expansion was accomplished through the acquisition and further investment in five small technology companies.  These acquisitions have been organized under two reportable business segments:  Security Printing Solutions (previously TROY Systems) and Wireless and Connectivity Solutions (previously TROY Wireless).

A summary of our significant accounting policies follows:

Use of estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

The Company’s operations are affected by numerous factors including market acceptance, changes in technologies and new laws and government regulations and policies.  The Company cannot predict what impact, if any, the occurrence of these or other events might have on our operations.  Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, the reserve for slow moving or obsolete inventories,the fair value of long-lived and intangible assets, and the realizability of the deferred tax assets which are subject to having adequate future taxable income.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All material intercompany balances and transactions are eliminated in consolidation.

Investment in available-for-sale securities

The Company has a portfolio of investments in certificates of deposit and commercial paper.  Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.  Management has determined that all securities should be classified as available for sale.  Available-for-sale securities are stated at fair value and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity.  As of November 30, 2001 and 2002, the Company had approximately $2.6 million and $500,000, respectively, in certificates of deposit and $2.6 million and none, respectively, in commercial paper, with contractual maturity dates of up to one year.  Market values approximated carrying values.  Accordingly, no realized or unrealized gains or losses were recorded during the three years ended November 30, 2002.

Premiums and discounts on investments in debt securities are amortized over the contractual lives of those securities.  The method of amortization results in a constant effective yield on those securities (the interest method).    Realized gains and losses, including losses from declines in value of specific securities determined by management to be other than temporary, are included in income.  Realized gains and losses are determined on the basis of the specific identification of the securities sold.  The Company had no realized gains or losses in fiscal years 2000, 2001 or 2002.

Inventories

Inventories are valued at the lower of cost or market on a first-in, first-out basis.  The Company uses a standard cost system for purposes of determining cost.  The standards are adjusted periodically to ensure they approximate actual costs.  The Company writes down the carrying value of inventory to market value for estimated obsolete or excess inventory based upon assumptions about future demand and market conditions.  The Company compares current inventory levels on a product basis to current sales forecasts in order to assess the inventory balance Sales forecasts are based on economic conditions and trends (both current and projected), anticipated customer demand, expected future products and other assumptions.  If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

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

Evaluation of long-lived and intangible assets

The Company periodically reviews the value of its long-lived and intangible assets to determine if impairment has occurred by comparing the carrying value of the long-lived and intangible assets with the future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition.  Long-lived and intangible assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.  If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period the determination is made. Fair value is determined primarily based upon discounted cash flows. As discussed in Note 14, the Company recorded an impairment loss on certain intangible assets during fiscal year 2001 based on an evaluation of projected operating income, cash flows and business prospects. In addition, management determined other long-lived and intangible assets were not impaired. In making these determinations, the assumptions used by management about future cash flows are critical.  If these expected cash flows are not realized, future additional impairment losses may be recorded.

Revenue recognition

Revenue from the sale of our equipment and supplies to end users, distributors, original equipment manufacturers (OEM) and resellers is recognized when the product is shipped and the title is transferred to the buyer, net of an allowance for estimated returns, as long as no significant post-delivery obligations exist and collection of the resulting receivable is probable.  Revenue from equipment maintenance and service contracts is recorded as deferred income when billed and is recognized straight-line over the term of the contract.  Warranty expense is estimated at the time revenue is recognized.  A warranty accrual for estimated future warranty obligations is recorded based upon the relationship between historical and anticipated warranty costs and sales volumes.  To the extent increased warranty claim activity or increased costs associated with servicing those claims is experienced, the warranty accrual will increase resulting in decreased gross profit.

Revenue from software arrangements is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions.” Revenue is recognized when persuasive evidence of an arrangement exits and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization or modification of the software.  For arrangements where the software requires significant customization or modification, the Company recognizes revenue for the software license and consulting services portion of the arrangement upon customer acceptance.  Maintenance revenue is recognized ratably over the term of the maintenance contract, typically 12 months.

Revenue from software license agreements with OEMs whereby the Company provides ongoing support over the term of the contract is recognized based on the greater of royalties’ earned or straight line over the term of the contract.

Trade receivables

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables resulting from the inability of customers to make required payments.  The amount of the reserve is based on historical experience and an analysis of the accounts receivable outstanding.  If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional expense in the period such determination was made.   Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  No interest is recorded on trade receivables.

Research and development policy

The Company expenses research and development costs, which are primarily salaries and benefits, as they are incurred.  The Company incurs research and development costs in developing new products.

Capitalized Software Development Costs

Costs incurred for computer software development prior to establishing technological feasibility are expensed as incurred.  Software development costs that the Company  incurs following technological feasibility, and prior to the time the product is available for general release to customers are capitalized. Technological feasibility is determined at the earlier of completion of a detailed program design or a working model. Software development costs capitalized were $154,000, $1,314,000 and none during the years ended November 30, 2000, 2001 and 2002 respectively.  Capitalized software costs are amortized into cost of goods sold over the greater of (1) the ratio of current gross revenue for the product to the current and anticipated future gross revenues or (2) the straight-line method over the remaining economic life of the product, estimated to be five years.  Amortization expense related to capitalized software costs was $35,000, $46,000 and $433,000 in fiscal years 2000, 2001 and 2002, respectively.  During fiscal year 2002, the Company evaluated the net realizable value of the unamortized capitalized costs and recorded a charge to amortization expense of $707,000 to write down the carrying value.

Off-balance sheet financings and liabilities

Other than lease commitments and legal contingencies incurred in the normal course of business (see Notes 10 and 15), the Company does not have any off-balance sheet financing arrangements or liabilities.  The Company does not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements, except for a related party lease arrangement.

Advertising Costs

Amounts incurred for advertising costs with third parties are expensed as incurred.  Advertising expense totaled approximately $247,000, $152,000, and $193,000 for the years ended November 30, 2000, 2001 and 2002, respectively.

Reclassification

Certain reclassifications have been made to the 2000 and 2001 financial statements to conform to the 2002 presentation with no effect on net income or stockholder’s equity.

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

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, available-for-sale securities, accounts receivable, shareholder receivable, accounts payable and notes payable.  The fair value of the shareholder receivable is not readily determinable due to the uncertainties regarding the split dollar life insurance arrangement. The carrying value of the other instruments is considered to be representative of their fair value, based on the short-term nature of these instruments and market rates of interest.

Earnings per share

Basic earnings per share (EPS) is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through exercise of stock options and warrants (537,000 in the fiscal year ended November 30, 2000 and no shares in the fiscal years ended November 30, 2001 and 2002, respectively).  The dilutive effect of options and warrants, which were not included in the total of diluted shares because the effect was antidilutive, was 74,000 shares and 51,000 in the fiscal years ended November 30, 2001 and 2002, respectively.

New accounting pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets.    SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001.  The Company will adopt SFAS No. 142 as of December 1, 2003.  The Company is in the process of determining the expected impact on earnings and existing goodwill and other intangibles upon adoption which will include the elimination of goodwill amortization and may include additional impairment.  As of November 30, 2002, unamortized goodwill totaled $235,000.  Goodwill amortization was approximately $238,000, $294,000, and $73,000 in the years ended November 30, 2000, 2001, and 2002, respectively.

The FASB recently issued SFAS No. 143, Accounting for Asset Retirement Obligations, addressing financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset.  SFAS No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset.  The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. SFAS No. 143 is effective for the fiscal year beginning December 1, 2003.  The Company is currently examining the impact of this pronouncement on the results of its operations and financial position.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of.  Adoption of SFAS 144 is required beginning December 1, 2003.  Management does not expect the adoption of SFAS 144 to have a significant impact on the Company’s financial position or results of operations.  However, further impairment reviews may result in charges against earning to write down the value of long-lived assets.

In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 generally requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  This pronouncement is effective for exit or disposal activities intitated after December 31, 2002.  Statement 146 is not expected to have a material impact on the Company’s results of operations or financial position.

In December 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirments for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  Interpretation No. 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee.  This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The Interpretation is not expected to have a material impact on the company’s results of operations or financial position.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” Prior to FIN 46, a company generally included another entity in the company’s financial statements only if it controlled the entity through ownership of the majority voting interests.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the quarter ending August 31, 2003. We are currently analyzing the effect that the adoption of FIN 46 will have on our results of operations and financial position, but expect that upon the implementation date, it is reasonably possible that we will be required to consolidate the related party leasing entity described Note 10 to the consolidated financial statements.

The financial statements of the related party leasing entity for the year ended November 30, 2002 are currently not available; however, management estimates that if this entity is required to be consolidated under the provisions of FIN 46, it would have no impact on revenues and an insignificant impact on net income.  The assets, primarily land and building, would be less than 5% of total assets, the related liabilities, primarily notes payable to the bank, would be approximately 10% of total liabilities and the net effect on stockholders' equity would not be material.

The Company paid a total of $270,000 to lease the manufacturing facility during each of the years ended November 30, 2002, 2001, and 2000 respectively.  The future minimum lease commitments are included in Note 10.

When FIN 46 becomes effective, the net amount that may be added to the Company’s balance sheet may either be reported as the cumulative effect of an accounting change, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated.  The Company has not yet determined the manner in which it will adopt FIN 46 in the event it is required to consolidate the entity.

In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  This statement does not require any change from the method currently used by the Company to account for stock-based compensation, but does require more prominent disclosure in the annual financial statement about the method of accounting for such compensation and the effect of the method used on reported results. This statement is effective for years ending after December 15, 2002.  The Company has not yet adopted the disclosure provisions of SFAS No. 148 in the accompanying financial statements.

Note 2.  Business Combinations

During the years ended November 30, 2000 and 2001, the Company acquired the following companies, all of which were accounted for as purchase business combinations with the operations included subsequent to their respective acquisition dates.

American Development, Inc.

On February 18, 2000, the Company acquired certain assets and assumed certain liabilities of American Development, Inc., a software development company, in exchange for 42,654 shares of $0.01 par value common stock, $1,179,000 in cash and $54,000 in direct expenses.  The total acquisition cost was $2,652,000, including $330,000 recorded in connection with warrants to purchase 15,000 shares of common stock issued to a consultant.

CableNet Technologies

On May 9, 2000, the Company acquired certain assets and assumed certain liabilities of North Carolina-based CableNet Technologies, which specializes in printer enhancement and connectivity technology, in exchange for 54,386 shares of $0.01 par value common stock, $1,945,000 in cash, $62,000 in direct expenses, including $306,000 recorded in connection with warrants to purchase 28,334 shares of common stock issued to a consultant.  The total acquisition cost was $3,088,000.

Extended Systems Incorporated

On May 31, 2001, the Company acquired certain assets and assumed certain liabilities of Extended Systems Incorporated, a print server manufacturer, in exchange for $1,672,000 in cash and $504,000 in direct expenses.  The total acquisition cost was $2,051,000.

Unaudited pro forma information

Unaudited pro forma consolidated results of operations for the fiscal years ended November 30, 2000 and 2001 as though these businesses had been acquired as of December 1, 1999, is as follows:

	2000	2001
	(unaudited)	(unaudited)
Sales	$69,582,000	$56,314,000
Pro forma net income (loss)	1,821,000	(5,787,000)
Pro forma net income (loss) per share:
Basic	0.17	(0.54)
Diluted	0.16	(0.54)

The above amounts reflect pro forma adjustments for amortization of intangibles, interest expense and number of shares outstanding.  This pro forma financial information does not purport to be indicative of the results of operations had these  acquisitions actually taken place at the earlier date.

Note 3.  Inventories

Inventories consisted of the following as of November 30:

	2001	2002
Raw materials	$6,997,000	$5,136,000
Work in process	455,000	205,000
Finished goods	4,306,000	4,112,000
Reserve for slow moving and obsolete inventories	(2,507,000)	(3,913,000)
	$9,251,000	$5,540,000

Note 4.  Equipment and Leasehold Improvements

Equipment and leasehold improvements consisted of the following as of November 30:

	2001	2002
Machinery and equipment	$8,255,000	$8,491,000
Furniture and fixtures	935,000	1,052,000
Leasehold improvements	1,359,000	1,457,000
	10,549,000	11,000,000
Less accumulated depreciation and amortization	8,020,000	8,961,000
	$2,529,000	$2,039,000

Note 5.  Other Assets

Other assets consisted of the following as of November 30:

	2001	2002

Customer list, net of accumulated amortization 2001 $13,000 and 2002 $16,000	$12,000	$9,000
Core technology, net of accumulated amortization2001 $92,000 and 2002 $132,000	300,000	260,000
Assembled workforce, net of accumulatedamortization 2001 $65,000 and 2002 $79,000	60,000	46,000
Goodwill, net of accumulated amortization 2001$157,000 and 2002 $230,000	308,000	235,000
Cash surrender value of officers’ life insurance	438,000	337,000
Unsecured receivable from stockholders	1,666,000	2,123,000
Software development costs, net of accumulated amortization 2001 $93,000 and 2002 $1,233,000	1,790,000	650,000
Long-term deferred tax assets	580,000	676,000
Other	72,000	54,000
	$5,226,000	$4,390,000

Note 6.   Notes Payable

The Company has a $5,000,000 line-of-credit agreement with a bank.  As of November 30, 2002, there were no borrowings outstanding against the line of credit.  Borrowings under the line of credit bear interest at the lesser of the bank’s reference rate (4.25 % at November 29, 2002) less 0.25% or the bank’s

LIBOR rate (1.44 % at November 29, 2002) plus 2% and are limited to 80% of eligible accounts receivable and 50% of  eligible inventories if total liabilities to tangible effective net worth is greater than two to one.   In connection with the line-of-credit agreement, the Company has a $650,000 standby letter-of-credit sublimit agreement of which approximately $80,000 was outstanding at November 30, 2002.  The line of credit is secured by substantially all of the Company’s assets.  In connection with its borrowing arrangement, the Company is subject to certain financial covenants.  As of November 30, 2002, the Company had approximately $4,920,000 in availability under the line of credit.  The line-of-credit borrowings are due on demand.  The agreement may be terminated by either party.

Note 7.  Long-term Debt

The Company has 4% to 5% economic, industrial and business development notes payable at November 30, 2001 and 2002 totaling $263,000 and $193,000, respectively, which mature through 2005.  The notes are secured by certain equipment.  One of the notes is secured by a fourth trust deed on real property owned by a company related through common ownership to the majority stockholders.  As of November 30, 2002, future maturities of long-term debt are as follows:  2003 $73,000; 2004 $76,000 and 2005 $44,000.

Note 8.  Accrued Expenses

Accrued expenses consisted of the following as of November 30:

	2001	2002
Compensation	$1,373,000	$1,959,000
Other	1,083,000	259,000

	$2,456,000	$2,218,000

Note 9.  Stockholders’ Equity

Preferred stock

The Board of Directors has the authority, without action by the stockholders, to designate and issue any authorized but unissued shares of preferred stock in one or more series and to designate the rights, preferences and privileges of each such series.

Stock option plans

The Company has reserved 2,700,000 shares of common stock for issuance under the Company’s 1998 Stock Incentive Plan, of which 1,336,000 shares are subject to outstanding options as of November 30, 2002.  Option prices for the incentive stock options will be 100% of the fair market value of the stock on the date the option is granted with an exercise period of not more than ten years.  For incentive options granted to 10% or more stockholders, the option price is 110% of the fair market value of the stock on the date the option is granted with an exercise period of not more than five years.  Option prices for the nonqualified stock options shall not be less than 85% of the fair market value of the stock on the date the options are granted with an exercise period of not more than ten years.  Vesting terms are determined by the Company at the date of grant.

Stock Warrants

The Company issued warrants to purchase 350,000 shares of common stock of the Company, of which approximately 132,000 are outstanding at November 30, 2002, to consultants and an attorney in connection with services provided relating to acquisitions, the Company’s initial public offering and for other services.  No warrants were granted in 2001 or 2002. The warrants expire five years from the date granted.  The Company’s value of the grants were estimated at the measurement date using the Black-Scholes option-pricing model with the following assumptions:  no dividends; expected lives of one month to three years; expected amounts to be exercised of 100%; risk free interest rates of 4.32% to 5.53%; and expected volatility of 43% to 45%.

A summary of the status of the stock option plans and stock warrants and changes during fiscal years 2000, 2001 and 2002 is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding, November 30, 1999	1,305,000	$6.70
Granted (weighted average fair value $5.46)	530,000	7.16
Exercised	(114,334)	(4.91)
Forfeited	(42,000)	(7.08)
Outstanding, November 30, 2000 (exercisable 548,666 shares)	1,678,666	6.96
Granted (weighted average fair value $2.85)	581,000	3.86
Exercised	—	—
Forfeited	(274,000)	(6.78)
Outstanding, November 30, 2001 (exercisable 753,877 shares)	1,985,666	6.07
Granted (weighted average fair value $2.25)	350,000	4.12
Exercised	(10,000)	2.94
Forfeited	(858,000)	(5.79)
Outstanding, November 30, 2002 (exercisable 717,618 shares)	1,467,666	$5.79

A further summary of the options and warrants outstanding at November 30, 2002 is as follows:

Options and Warrants Outstanding				Options and Warrants Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Options	Weighted Average Exercise Price

$2.85 - $4.51	708,666	$3.92	6.9	219,040	$3.53
6.31 - 8.75	734,000	7.34	6.9	498,578	7.22
13.16 - 14.25	25,000	13.38	7.0	—	—
$2.85 - $14.25	1,467,666	$5.79	6.9	717,618	$6.09

There were 1,364,000 remaining options available for grants under the plans at November 30, 2002.

As permitted under generally accepted accounting principles, grants to employees under these plans are accounted for following APB Opinion No. 25 and related Interpretations.  Accordingly, no compensation cost has been recognized for grants under the stock option plan.  Had compensation cost been determined based on the grant date fair value of awards, and employee stock purchases as prescribed in FASB Statement No. 123, reported net income, after the pro forma provision for income taxes, and earnings per common share, would have been reduced to the amounts shown below:

	2000	2001	2002
Net income (loss):
As reported	$2,407,000	$(5,945,000)	$(3,175,000)
Pro forma	1,176,000	$(7,279,000)	$(3,688,000)

Basic earnings per share (loss):
As reported	0.22	(0.55)	(0.30)
Pro forma	0.11	(0.68)	(0.35)

Diluted earnings per share (loss):
As reported	0.21	(0.55)	(0.30)
Pro forma	0.10	(0.68)	(0.35)

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing method with the following assumptions for grants in 2000, 2001 and 2002:  no dividends; risk-free interest rates of 5.85% to 6.73%; 3.61% to 4.96%; and 1.41% to 2.51%, respectively; expected lives of ten years in 2000 and and five and ten years in 2001 and 2002; expected amounts to be exercised of 100%; and price volatility of 45% to 69%.

Employee stock purchase plan

The Company has a stock purchase plan covering substantially all employees and has reserved 200,000 shares for issuance under this plan.  Shares are purchased subsequent to the end of the annual offering period for 85% of the lower of the fair market value on the first day or last day of the Plan year offering period.  During the years ended November 30, 2000,  2001 and 2002, 14,654 , 40,268 and 38,625 shares were purchased for $76,000 $158,000 and $119,000, respectively, under the plan.  At November 30, 2002, $34,000 was accrued for employee stock purchases which represents approximately 22,000 shares at $1.56 per share.

Retained earnings

The Company is limited in its ability to declare and pay dividends by the terms of certain debt agreements.

Stock Repurchase Program

The company established a stock repurchase program under which common stock, with an aggregate market value up to $4.0 million, may be acquired in the open market.  As of November 30, 2002,

the Company has purchased 320,565 shares of common stock in the open market at an average price of $3.67 per share (total $1,175,000) under this program.

Note 10.  Related-party Transactions, Lease Commitments and Rent Expense

The Company leases its operating facilities under non-cancelable operating lease agreements, including certain operating facilities from a company related through common ownership,  which expire through 2008.  The related-party lease requires monthly payments of approximately $22,500.

Rent expense in fiscal years 2000, 2001 and 2002 was approximately $637,000, $790,000 and $847,000, respectively.  Future minimum rental commitments under these leases in the fiscal years ending November 30 are as follows:  2003 $663,000; 2004 $437,000; 2005 $340,000; 2006 $270,000; 2007 $270,000; 2008 $90,000 (total $2,070,000, including $1,438,000 to a related party).

As of November 30, 2002, the Company has advanced $2,123,000, respectively, to stockholders in connection with the purchase of split dollar life insurance policies.  The Company and the stockholders have executed a split-dollar agreement governing the unsecured, non-interest-bearing receivable for the amount of the advances.  The advances are due on demand, however the Company does not anticipate demanding payment and accordingly has classified this amount as long-term.

Note 11.  Income Tax Matters

Net deferred tax assets consist of the following components as of November 30:

	2001	2002
Deferred tax liabilities:
Equipment and leasehold improvements	$(21,000)	$(53,000)

Deferred tax assets:
Inventories valuation	981,000	1,472,000
Accounts receivable allowance and valuation	425,000	331,000
Accrued compensation	154,000	186,000
Accrued warranty and other	273,000	400,000
Deferred revenue	349,000	318,000
Customer list, core technology, assembled workforce and goodwill	601,000	729,000
Tax credit carryforwards	298,000	1,008,000
	3,081,000	4,444,000

Net deferred tax assets	$3,060,000	$4,391,000

The Company has not established a valuation allowance for the deferred tax assets, because management believes the deferred tax assets are more likely than not to be realized based on current expectations of future earnings and available tax planning strategies.

The net deferred tax assets have been classified on the accompanying consolidated balance sheets as of November 30 as follows:

	2001	2002

Current assets	$2,480,000	$3,715,000
Long-term assets	580,000	676,000

	$3,060,000	$4,391,000

The Company has tax credit carryforwards of $1,008,000. Of this amount, $475,000 are available to offset U.S. Federal income tax and expire in 2022.  The remaining credit carryforwards of $533,000 are available to offset certain state income taxes and expire as follows: $53,000 in 2005 and $480,000 with an indefinite life.

The provision (benefit) for income taxes charged to operations for the years ended November 30, 2000, 2001 and 2002 are as follows.

	2000	2001	2002
Current:
U.S. federal	$1,013,000	$(1,961,000)	$(643,000)
State	204,000	56,000	37,000
Foreign	218,000	320,000	255,000
	1,435,000	(1,585,000)	(351,000)
Deferred:
U.S. federal	(217,000)	(2,065,000)	(1,002,000)
State	(81,000)	(133,000)	(331,000)
Foreign	15,000	(20,000)	2,000
	(283,000)	(2,218,000)	(1,331,000)

	$1,152,000	$(3,803,000)	$(1,682,000)

The historical income tax provision for fiscal years 2000, 2001 and 2002 differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following:

	2000	2001	2002

Computed “expected” tax rate (benefit)	35%	(35)%	(35)%
Increase (decrease)
State income taxes, net of federal benefit	5	—	—
Research and development and other tax credits	(12)	(11)	(5)
Goodwill amortization and impairment	—	4	—
Other	4	3	5

	32%	(39)%	(35)%

Pretax income (loss) subject to foreign and U.S. income taxes for fiscal year 2000 was: $475,000 and $2,129,000, respectively, for fiscal year 2001, was: $451,000 and $(2,191,000), respectively, and for fiscal year 2002, was: $624,000 and $(3,241,000), respectively.

Note 12.  Major Vendors

The Company purchases key components from a vendor and also sells products to this same vendor.  Purchases from this vendor for fiscal years 2000, 2001 and 2002 were: $10,047,000, $5,906,000, and $8,798,000, repectively.  Net payable balances as of November 30, 2000, 2001 and 2002 were: $308,000, $397,000, and $396,000.

Note 13.  Segment Information and Geographical Information

Segment information

The Company’s reportable segments are strategic business units.  They are managed separately because each business unit requires different technology and marketing strategies.

There are two reportable segments:  Security Printing Solutions (previously TROY Systems) and Wireless and Connectivity Solutions (previously TROY Wireless).  Security Printing Solutions includes software, firmware, hardware and imaging supplies that provide state-of-the-art payment systems ranging from high security digital check printing systems to electronic payment and funds transfer solutions.  Wireless and Connectivity Solutions products include software, firmware and hardware that enable enterprises to share intelligent devices like printers either wirelessly or using traditional networks.

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

Financial information with respect to the reportable segments follows:

	Security Printing Solutions	Wireless and Connectivity Solutions	Unallocated Corporate	Total
Fiscal year 2000
Revenue:
Software, firmware and hardware	3,136,000	9,362,000	—	12,498,000
Printers and services	13,654,000	—	—	13,654,000
Imaging supplies	27,078,000	—	—	27,078,000
Total revenue	43,868,000	9,362,000	—	53,230,000
Intersegment revenue	712,000	208,000	—	920,000
Depreciation and amortization expense	518,000	331,000	831,000	1,680,000
Interest income	1,000	—	864,000	865,000
Interest expense	17,000	—	2,000	19,000
Segment profit	6,429,000	759,000	(3,629,000)	3,559,000
Income taxes (credit)	2,597,000	307,000	(1,752,000)	1,152,000
Net income	3,832,000	452,000	(1,877,000)	2,407,000
Goodwill	740,000	783,000	—	1,523,000
Segment assets	16,353,000	6,355,000	24,766,000	47,474,000
Expenditures for segment assets	529,000	230,000	—	759,000

Fiscal year 2001
Revenue:
Software, firmware and hardware	3,670,000	11,136,000	—	14,806,000
Printers and services	10,386,000	—	—	10,386,000
Imaging supplies	24,310,000	—	—	24,310,000
Total revenue	38,366,000	11,136,000	—	49,502,000
Intersegment revenue	230,000	54,000		284,000
Depreciation and amortization expense	588,000	606,000	865,000	2,059,000
Impairment of long-lived and intangible assets	(1,945,000)	(3,689,000)	—	(5,634,000)
Interest income	—	—	515,000	515,000
Interest expense	(80,000)	—	(58,000)	(138,000)
Segment profit (loss)	4,760,000	(6,747,000)	(7,761,000)	(9,748,000)
Income taxes (credit)	1,719,000	(2,380,000)	(3,142,000)	(3,803,000)
Net income (loss)	3,041,000	(4,367,000)	(4,619,000)	(5,945,000)
Goodwill	308,000	—	—	308,000
Segment assets	13,395,000	10,259,000	28,663,000	52,317,000
Expenditures for segment assets	420,000	770,000	31,000	1,221,000

Fiscal year 2002
Revenue:
Software, firmware and hardware	3,044,000	13,224,000	—	16,268,000
Printers and services	11,709,000	—	—	11,709,000
Imaging supplies	27,326,000	—	—	27,326,000
Total revenue	42,079,000	13,224,000	—	55,303,000
Intersegment revenue	305,000	—	—	305,000
Depreciation and amortization expense	973,000	1,144,000	17,000	2,134,000
Interest income	—	—	101,000	101,000
Interest expense	(34,000)	—	—	(34,000)
Segment profit (loss)	5,812,000	(5,575,000)	(5,094,000)	(4,857,000)
Income taxes (credit)	2,314,000	(1,550,000)	(2,446,000)	(1,682,000)
Net income (loss)	3,498,000	(4,025,000)	(2,648,000)	(3,175,000)
Goodwill	235,000	—	—	235,000
Segment assets	11,637,000	10,339,000	24,478,000	46,454,000
Expenditures for segment assets	308,000	40,000	26,000	374,000

The following schedule is presented to reconcile fiscal years 2000, 2001 and 2002 amounts in the foregoing segment information to the amounts reported in the Company’s consolidated financial statements.

	2000	2001	2002
Assets
Total assets of reportable segments	$47,474,000	$52,317,000	$46,454,000
Intersegment receivables	(4,797,000)	(14,928,000)	(12,681,000)
Investment in subsidiaries	(957,000)	(382,000)	(234,000)

Consolidated assets	$41,720,000	$37,007,000	$33,539,000

Revenue
Total revenue of reportable segments	$53,230,000	$49,502,000	$55,303,000
Intersegment revenue	(920,000)	(284,000)	(305,000)
Consolidated revenue	$52,310,000	$49,218,000	$54,998,000

Geographic information

The Company operates in both U.S. and foreign markets.  Geographic sales information is based on the ordering location of the customer.  Equipment and leasehold improvements information is based on the physical location of the assets.  The following is net sales and equipment and leasehold improvements by geographic region:

	United States	All other Countries	Total
Fiscal year 2000
Net sales	$45,154,000	$7,156,000	$52,310,000
Equipment and leasehold improvements, net	1,859,000	181,000	2,040,000

Fiscal year 2001
Net sales	$41,876,000	$7,342,000	$49,218,000
Equipment and leasehold improvements, net	2,349,000	180,000	2,529,000

Fiscal year 2002
Net sales	$45,632,000	$9,366,000	$54,998,000
Equipment and leasehold improvements, net	1,891,000	148,000	2,039,000

Note 14.  Impairment of Long-Lived Assets

During the fourth quarter of fiscal year 2001, the Company initiated an analysis of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”), to determine if there was impairment of its long-lived assets.  This analysis was initiated due to changes in the Company’s business environment, which were highlighted during the Company’s annual business planning process, and certain changes in Company’s management.  This analysis was done on a business unit by unit basis as it was determined that these units were independent of each other and were the lowest level for which cash flows could be identified.  The business units identified were similar to the businesses acquired by the Company since 1998.  The analysis demonstrated that the acquired print server products and technologies were at or approaching their end-of life and that the ACH processing services  were not generating the cash flows anticipated when this business unit was acquired.  The Company completed this analysis with the assistance of an independent valuation firm.  The analysis indicated that these business units would not generate sufficient positive cash flows over the projected period of five years, which approximated the remaining life of the long-lived assets, and that there was no current value or residual value beyond the value of the net current assets and certain property and equipment.  Substantially all of the intangible assets of certain of these business units were written off at November 30, 2001 because they are projected to generate insufficient positive cash flows.  Certain property and equipment of these business units were not written off because they continue to be used in operations and were determined to have value.  As a result of this analysis, the Company recorded a charge in 2001 of $5,634,000 for the impairment of long-lived assets on a business unit by unit basis as follows:

Business Unit	Amount	Segment

XCD	$1,085,000	Wireless and Connectivity
American Development	1,945,000	Security Printing Solutions
CableNet	2,074,000	Wireless and Connectivity
ESI	530,000	Wireless and Connectivity
Total	$5,634,000

The amortization expense recorded for these assets in 2001 prior to the recorded impairment charge was $1,261,000.

15.  Contingencies

On November 21, 2002, Tom Lloyd filed an action in the Superior Court of the State of California in and for Orange County against the Company and its directors, alleging that defendants breached their fiduciary duties by attempting to provide the Dirk family with preferential treatment in connection with their efforts to complete a sale of the company. The complaint seeks to enjoin an acquisition of the Company by the Dirk family, as well as attorneys’ fees. The Company believes that it and the individual defendants have meritorious defenses in the Lloyd action, and intends to continue to defend this lawsuit vigorously. If this litigation is resolved in favor of the plaintiffs, however, it could have a material adverse effect on the Company and its stockholders.

16.  Fourth Quarter, 2002 Adjustments

In the fourth quarter of fiscal year 2002, the Company performed an extensive analysis of the Wireless & Connectivity segment due to changes in the economic, technical and competitive conditions that occurred during this period.  As a result of this analysis, the Company recorded a charge for excess and obsolete inventories of $1,878,000 and recorded an amortization charge of $707,000 to write down capitalized software development costs to net realizable value during the fourth quarter.

Note 17.  Cash Flow and Other Information

	2000	2001	2002

Cash paid for:
Interest	$20,000	$139,000	$51,000

Income taxes	$2,433,000	$418,000	$299,000

Supplemental schedule of noncash operating, investing and financing activities:
Purchase of American Development, Inc. and Cablenet Technologies in 2000 and Extended Systems Incorporated in 2001:
Working capital	$48,000	$1,475,000	$—
Equipement and leasehold improvements	78,000	46,000	—
Other assets	94,000	—	—
Intangible assets	5,520,000	530,000	—
Total purchase price	$5,740,000	$2,051,000	—
Less fair value of common stock and stock warrants issued in connection with the acquisition	2,500,000	—	—

Cash purchase price	$3,240,000	$2,051,000	$—

Accounts receivable charged off	$146,000	$507,000	$234,000

Fair value of stock warrants issued for services	$120,000	$—	$—

Reserve for slow moving and obsolete inventories:
Balance, beginning of year	$1,458,000	$881,000	$2,507,000
Provision charged off to expense	240,000	2,371,000	2,619,000
Charge offs to reserve	(817,000)	(745,000)	(1,213,000)
Balance, end of year	$881,000	$2,507,000	$3,913,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2003	TROY GROUP, INC.

	By	/s/ Patrick J. Dirk
Patrick J. Dirk
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 17, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Patrick J. Dirk	Chairman and Chief Executive Officer
Patrick J. Dirk	(Principal Executive Officer)

/s/ Brian Dirk	Vice Chairman, Senior Vice President, and Secretary
Brian P. Dirk

/s/ James W. Klingler	Vice President-Finance, Treasurer and Chief
James W. Klingler	Financial Officer (Principal Financial and
Accounting Officer)

/s/ Norman B. Keider	Director
Norman B. Keider

/s/ Harold L. Clark	Director
Dr. Harold L. Clark

/s/ John B. Zaepfel	Director
John B. Zaepfel

* * * * *

The written statements required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, have been filed as exhibits to this report.

CERTIFICATIONS

I, Patrick J. Dirk, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Troy Group, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)                                  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	/s/Patrick J. Dirk
Patrick J. Dirk
President and Chief Executive Officer

CERTIFICATIONS

I, James W. Klingler certify that:

1.                                       I have reviewed this annual report on Form 10-K of Troy Group, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)                                  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	/s/James W. Klingler
James W. Klingler
Vice President-Finance, Treasurer and
Chief Financial Officer

TROY GROUP, INC.

Exhibit Index to Annual Report

on Form 10-K

For the fiscal year ended November 30, 2002

Item No.	Description	Method of Filing

2.1	Merger Purchase Agreement dated October 28, 1998 between TROY Group, TROY Merger Subsidiary, Inc. and XCD Incorporated and its stockholders	Incorporated by reference to Exhibit 2.1 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

3.1	Certificate of Incorporation of TROY Group	Incorporated by reference to Exhibit 3.1 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

3.2	Bylaws of TROY Group	Incorporated by reference to Exhibit 3.2 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

10.1	Lease dated March 16, 1995 between TROY Systems International, Inc. and Ragco, as amended on May 18, 1998	Incorporated by reference to Exhibit 10.1 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

10.2	Amendment to the Lease dated August 24, 2000 between TROY Systems International, Inc. and Ragco, a general partnership	Incorporated by reference to Exhibit 10.1 to TROY Group’s Form 10-Q for the quarter ended August 31, 2000 (File No. 000-24413).

10.3	Lease dated July 28, 1993 between Dirk Investments, Inc. and TROY Group	Incorporated by reference to Exhibit 10.2 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

10.4	Lease Amendment to Lease dated July 28, 1993 between Dirk Investments, Inc. and TROY Group	Incorporated by reference to Exhibit 10.3 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

Item No.	Description	Method of Filing

10.5	Addendum to Lease dated March 16, 1995 between Dirk Investments, Inc. and TROY Group	Incorporated by reference to Exhibit 10.4 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

10.6	Lease Amendment to Lease dated September 1, 1996 between Dirk Investments, Inc. and TROY Group	Incorporated by reference to Exhibit 10.5 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

10.7

Lease dated March 1, 1998 between Sanwa Bank California and XCD, Inc. and a Consent to Assignment of Lease, Assignment and Acceptance dated October 23, 1998 between Sanwa Bank California, XCD, Inc. and TROY XCD, Inc.

Incorporated by reference to Exhibit 10.6 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

10.8	1996 Stock Option Plan	Incorporated by reference to Exhibit 10.7 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

10.9	1998 Stock Incentive Plan, as amended	Incorporated by reference to Exhibit 10.2 to TROY Group’s Form 10-Q for the quarter ended August 31, 2000 (File No. 000-24413).

10.10	1998 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.9 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

10.11	Non-Competition Agreement dated November 27, 1996 between Robert Messina and TROY Group	Incorporated by reference to Exhibit 10.12 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

10.12	Restated Consulting Agreement dated October 1, 1997 between TROY Group and Broadland Capital Partners, as amended through November 1, 1999	Incorporated by reference to Exhibit 10.11 to TROY Group’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 000-24413).

10.13	Form of Indemnification Agreement for directors and executive officers of TROY Group	Incorporated by reference to Exhibit 10.14 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

Item No.	Description	Method of Filing

10.14	MICR Supplies Agreement dated February 6, 1998 between TROY Group and IBM Printing Systems Company(1)	Incorporated by reference to Exhibit 10.15 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

10.15	Form of Tax Agreement Relating to S Corporation Distributions by and between TROY Group and the Dirk Stockholders	Incorporated by reference to Exhibit 10.16 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

10.16	Loan Agreement and Security Agreement dated October 20, 1998 between TROY Group and Comerica Bank-California	Incorporated by reference to Exhibit 10.17 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

10.17	Amendment No. 1 to Loan and Security Agreement (Accounts and Inventory) dated October 28, 1999 between TROY Group and Comerica Bank-California	Incorporated by reference to Exhibit 10.16 to TROY Group’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 000-24413).

10.18	Variable Rate Installment Note dated October 20, 1998 in favor of Comerica Bank-California	Incorporated by reference to Exhibit 10.18 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

10.19	Variable Rate Installment Note dated October 20, 1998 in favor of Comerica Bank-California	Incorporated by reference to Exhibit 10.19 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

10.20	Acquisition Note dated October 28, 1999 in favor of Comerica Bank – California	Incorporated by reference to Exhibit 10.19 to Troy Group’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 000-24413).

10.21	Guaranty dated October 20, 1998 by the majority stockholders	Incorporated by reference to Exhibit 10.20 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

Item No.	Description	Method of Filing

10.22	Letter dated October 3, 1997 to RAGCO from TROY Group	Incorporated by reference to Exhibit 10.21 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

10.23	Form of Subscription Agreement	Incorporated by reference to Exhibit 10.23 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

10.24	Reseller Agreement dated April 1, 1996 between TROY Group and Hewlett-Packard Company(1)	Incorporated by reference to Exhibit 10.24 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

10.25	Joinder Agreement dated March 3, 2000 between TROY AMDev and Comerica Bank – California	Incorporated by reference to Exhibit 10.25 to TROY Group’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (File No. 000-24413).

10.26	Amendment No. 2 to Loan and Security Agreement (Accounts and Inventory) dated October 1, 2000 among TROY Group, TROY Systems International, TROY XCD and Comerica Bank-California	Incorporated by reference to Exhibit 10.26 to TROY Group’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (File No. 000-24413).

10.27	Asset Purchase Agreement, dated as of May 30, 2001, among TROY Group, Extended Systems of Idaho and Extended Systems Incorporated	Incorporated by reference to Exhibit 2.1 to TROY Group’s Current Report on Form 8-K filed on June 14, 2001 (File No. 000-24413).

10.28	Separation Agreement and Release Letter, dated as of November 1, 2001 between TROY Group and Robert S. Messina	Incorporated by reference to Exhibit 10.28 to TROY Group’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001 (File No. 000-24413).

10.29	Lease dated April 1, 2002 between Dirk Investments, Inc. and TROY Group	Filed herewith.

Item No.	Description	Method of Filing

21.1	Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 to TROY Group’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001 (File No. 000-24413).

23.1	Consent of McGladrey & Pullen, LLP, Independent Auditors	Filed herewith.

99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2000	Filed herewith.

99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2000	Filed herewith.

(1)                                  Confidential treatment has been requested with respect to designated portions contained within such document.  Such portions have been omitted and filed separately with the Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.