Form 10-Q
period 2003-02-28
TROY GROUP INC
filed 2003-04-14
CIK 1060595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes    ☒     No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒

As of March 31, 2003, 10,649,092 shares of the Registrant’s Common Stock were outstanding.  The aggregate market value of the Registrant’s outstanding common stock as of that date (based upon the last sale price of a share of common stock on that date reported in the over-the-counter market), excluding outstanding shares beneficially owned by directors and executive officers, was $10,923,896.

TROY GROUP, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ended February 28, 2003

PART I:  FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

TROY GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

Assets	February 28, 2003 (Unaudited)	November 30, 2002
Current assets:
Cash and cash equivalents	$5,762	$6,615
Investment in available-for-sale securities	—	497
Accounts receivable, less allowance for doubtful accounts of $911 and $884, respectively	10,237	9,227
Income tax refund receivable	1,016	1,076
Inventories	6,169	5,540
Prepaid expenses and other	157	440
Deferred tax assets	3,715	3,715
Total current assets	27,056	27,110
Equipment and leasehold improvements, net	1,844	2,039
Other assets, including receivable from stockholders 2003, $2,071; 2002, $2,123	4,885	4,390
Total assets	$33,785	$33,539

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$73	$73
Accounts payable	3,905	4,138
Accrued expenses	2,514	2,218
Deferred revenue	1,283	1,364
Total current liabilities	7,775	7,793
Long-term debt, net of current portion	102	120
Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 5,000,000 shares, issued none	—	—
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 10,969,657 shares in 2003 and 2002	110	110
Additional paid-in capital	21,113	21,113
Retained earnings	5,860	5,578
	27,083	26,801
Less cost of treasury stock — 320,565 common shares in 2003 and 2002	1,175	1,175
Total stockholders’ equity	25,908	25,626
Total liabilities and stockholders’ equity	$33,785	$33,539

See Notes to Consolidated Financial Statements.

TROY GROUP, INC.

CONSOLIDATED STATEMENTS
OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	February 28, 2003	February 28, 2002 As Restated
Net sales	$14,408	$13,571
Cost of goods sold	8,438	8,157
Gross profit	5,970	5,414

Operating expenses:
Selling, general and administrative	4,007	4,006
Research and development	1,462	1,676
Amortization of intangible assets	33	30
Operating income (loss)	468	(298)

Interest income	3	44
Interest expense	(2)	(29)
Income (loss) before income taxes	469	(283)
Provision for (benefit from) income taxes	187	(103)
Net income (loss)	$282	$(180)

Net income (loss) per share:
Basic	$.03	$(.02)
Diluted	$.03	$(.02)

Weighted-average shares outstanding:
Basic	10,649	10,646
Diluted	10,649	10,646

See Notes to Consolidated Financial Statements.

TROY GROUP, INC.

CONSOLIDATED STATEMENTS
OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	February 28, 2003	February 28, 2002 As Restated
Cash flows from operating activities:
Net income (loss)	$282	$(180)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	316	321
Recovery of doubtful accounts	27	(5)
Accretion of investment discounts, net	—	(30)
Changes in working capital components:
(Increase) decrease in:
Accounts receivable	(1,037)	563
Income tax refund receivable	60	(181)
Inventories	(629)	223
Prepaid expenses and other	284	(21)
Increase (decrease) in:
Accounts payable	(233)	(1,667)
Accrued expenses	296	75
Deferred revenue	(82)	132
Net cash used in operating activities	(716)	(770)
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(18)	(89)
Purchase of available-for-sale securities	—	(1,449)
Maturities of available-for-sale securities	497	3,172
Increase in other assets, net	(598)	(123)
Net cash provided by investing activities	(119)	1,511
Cash flows from financing activities:
Payments on notes payable	(18)	(17)
Proceeds from issuance of common stock	—	118
Purchase of treasury stock	—	(79)
Net cash provided by (used in) financing activities	(18)	22
Net increase (decrease) in cash and cash equivalents	(853)	763
Cash and cash equivalents, beginning of period	6,615	1,210
Cash and cash equivalents, end of period	$5,762	$1,973

See Notes to Consolidated Financial Statements.

TROY GROUP, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended February 28, 2003 are not necessarily indicative of the results that may be expected for the year ended November 30, 2003.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended November 30, 2002 (File No. 000-24413).

The quarterly results for the first and second quarter of fiscal 2002 have been restated to reflect the recording of certain inventory and inventory related accounts payable adjustments discovered in the third quarter of fiscal 2002 to the relevant periods.  During the third quarter physical inventory counts were conducted and certain inventory adjustments were discovered.  The Company completed a comprehensive review of its inventory related internal controls to determine the cause of the identified inventory differences.  The Company has determined that certain differences arising from inventory and inventory related accounts payable were attributable to the first and second quarters of fiscal 2002.  The Company restated the results of those quarters and associated year-to-date amounts in those periods and filed amended Forms 10-Q.

The effect of the restatements on the Company’s unaudited interim consolidated quarterly financial statements is as follows:

Summary Balance Sheet Data:

(in thousands)

At February 28, 2002:	As previously reported	As restated
Inventory	$9,445	$9,028
Income tax refund receivable	1,133	1,240
Working capital	21,331	21,133
Total assets	37,407	37,097
Accounts payable	2,863	2,751
Total liabilities	8,617	8,505
Retained earnings	8,771	8,573
Stockholders’equity	28,790	28,592

Summary Statements of Operations Data:

(in thousands, except per share data)

For the three months ended February 28, 2002:	As previously reported	As restated
Net sales	$13,571	$13,571
Gross profit	5,797	5,414
Operating expenses	5,790	5,712
Income (loss) before income taxes (credits)	22	(283)
Provision for income taxes (credits)	4	(103)
Net income (loss)	$18	$(180)
Basic net income (loss) per share	$—	$(.02)
Diluted net income (loss) per share	$—	$(.02)
Weighted average basic shares outstanding	10,646	10,646
Weighted average diluted shares outstanding	10,705	10,646

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation with no effect on net income or stockholders equity.

Note 2.  Inventories

Inventories consisted of the following as of February 28, 2003 and November 30, 2002 (amounts in thousands):

	February 28, 2003	November 30, 2002
Raw materials	$6,599	$5,136
Work-in-process	365	205
Finished goods	3,217	4,112
Reserve for slow moving and obsolete inventories	(4,012)	(3,913)
Total	$6,169	$5,540

Note 3.  Stock Option and Stock Warrant Plans

During the three months ended February 28, 2003, the Company did not grant any options to employees. The following is a summary of total outstanding options and stock warrants at February 28, 2003:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Number of Options	Weighted-Average Exercise Price
$2.85 — 4.51	708,666	$3.92	7.4 years	278,206	$3.69
$6.31 — 8.75	597,000	$7.50	6.5 years	377,328	$7.43
$13.16 — 14.25	25,000	$13.38	6.8 years	8,332	$13.38
	1,330,666			663,866

At February 28, 2003 there were 1,501,000 shares remaining available for grant under the Company’s option plans.

Note 4.  Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended
	(amounts in thousands, except per share data)
	February 28, 2003	February 28, 2002 As Restated
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$282	$(180)

Denominator for basic net income (loss) per share — weighted-average shares outstanding	10,649	10,646
Effect of employee stock options and warrants	—	—
Denominator for diluted net income (loss) per share	10,649	10,646

Net income (loss) per share:
Basic	$.03	$(.02)
Diluted	$.03	$(.02)

Note 5.  Segment Information

The following tables summarize revenues and net income (loss) by operating segment and unallocated corporate for the three months ended February 28, 2003 and February 28, 2002:

	Three months ended
	(amounts in thousands)
	February 28, 2003	February 28, 2002 As Restated
Revenues:

Security Printing Solutions	$10,339	$10,391
Wireless and Connectivity	4,069	3,256
Less intersegment revenue	—	(76)
	$14,408	$13,571

Net income (loss):

Security Printing Solutions	$1,296	$1,237
Wireless and Connectivity	209	(700)
Unallocated Corporate	(1,223)	(717)
	$282	$(180)

Certain reclassifications have been made to the February 28, 2002 segment information to conform to the February 28, 2003 presentation.

	February 28, 2003	November 30, 2002
Segment Assets:

Security Printing Solutions	$12,729	$11,637
Wireless and Connectivity	10,861	10,339
Unallocated Corporate	18,724	24,478
	$42,314	$46,454

The following schedule is presented to reconcile February 28, 2003 and November 30, 2002 segment assets to the amounts reported in the Company’s consolidated financial statements (amounts in thousands).

	February 28, 2003	November 30, 2002
Total Assets of Reportable Segments	$42,314	$46,454
Intersegment Receivables	(8,295)	(12,681)
Investment in Subsidiaries	(234)	(234)
Consolidated assets	$33,785	$33,539

Note 6.  Cash Flow Information

Supplemental disclosure of cash flow information

	Nine months ended
	(amounts in thousands)
	February 28, 2003	February 28, 2002 As Restated
Cash paid during the period for:
Interest	$2	$29
Income taxes	$127	$3

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

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  These risks and uncertainties include our ability to consolidate operations and reduce costs; the continued demand for printed financial documents; our ability to offset declining sales of our wired connectivity products; the success of the measures we implemented to address inventory accounting controls; the market acceptance of products incorporating wireless printing technologies; the impact of the delisting of our common stock from the Nasdaq National Market; our ability to hire and retain qualified management, technology and other personnel; the impact of competition from existing and new technologies and companies; and the other factors set forth in our annual report on Form 10-K under the heading “Certain Important Factors” and in our other periodic reports and other documents that we file from time to time with the Securities and Exchange Commission.

We own or have rights to trademarks that we use in connection with the sale of our products.  TROY®, eCheck Secure™, PrintraNet™, TROYmark™,  StarACH™, Etherwind™, Windconnect™, Windport™, EtherSync™, Exact MICR Technology™ (ExMT™) and Exact Positioning Technology™ (ExPT™) are among the trademarks that we own.  This report also makes reference to trademarks and trade names of other companies.

Recent Developments

On March 21, 2003 TROY Group, Inc. announced that it had entered into an Agreement and Plan of Merger which sets forth the terms and conditions of the proposed acquisition of the Company by Dirk, Inc., a Delaware corporation controlled by Patrick Dirk, the founder of the Company, and his family members.

Under the terms of the Merger Agreement, stockholders of the Company (other than Dirk, Inc. and the Dirk family members) will receive $2.70 per share, in cash, for each outstanding share of Company common stock owned by such stockholders.  The transaction is structured as a forward merger in which Dirk, Inc. will merge with and into the Company, with the Company continuing as the surviving corporation.  The board of directors of both the Company and Dirk, Inc. have unanimously approved the Merger Agreement and the Merger.  In the case of the Company’s Board, the approval follows the unanimous recommendation of a special committee of outside directors of the Company that was formed to evaluate and respond to the Dirks’ original proposal.

The Company expects the merger to close in June or July 2003.  The Merger is subject to (i) approval by the holders of a majority of the outstanding shares of the Company’s common stock which are outstanding as of the record date for the special meeting of the Company’s stockholders to be called to consider the Merger (the “Special Meeting”), (ii) approval by the holders of a majority of the shares of the Company’s common stock voting on the Merger at the Special Meeting (excluding shares beneficially owned by Dirk, Inc., the Dirk family members and any officers or directors of Dirk, Inc. or the

Company), (iii) the completion of the financing arrangements necessary to consummate the Merger, and (iv) certain other closing conditions.

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

In the first quarter of fiscal 2003, there were no customers who accounted for 10% of the Company’s net sales.

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of net sales:

	Three Months Ended
	February 28, 2003	February 28, 2002 As Restated
Net sales	100.0%	100.0%
Cost of goods sold	58.6	60.1
Gross Profit	41.4	39.9
Selling, general and administrative expenses	27.9	29.6
Research and development expenses	10.1	12.3
Amortization of intangible assets	0.2	0.2
Operating income (loss)	3.2	(2.2)
Interest income	0.1	0.3
Interest expense	—	(0.2)
Income (loss) before income taxes (credits)	3.3	(2.1)
Provision for income taxes (credits)	1.3	(0.8)
Net income (loss)	2.0%	(1.3)%

Three Months Ended February 28, 2003 Compared to Three Months Ended February 28, 2002

Net Sales.  Our net sales were $14.4 million for the three months ended February 28, 2003, with $10.3 million attributable to Security Printing Solutions and $4.1 million attributable to Wireless and Connectivity Solutions.  Net sales in the three months ended February 28, 2003 increased by $0.8 million, or 6.2%, from $13.6 million in the three months ended February 28, 2002, primarily due to increased sales of our wired connectivity products versus a decline in sales of those products in the first quarter of last year.  Although sales of wired connectivity products increased in the first quarter of fiscal 2003, we anticipate that sales of wired connectivity products, which constitute a significant portion of our overall sales of Wireless and Connectivity Solutions, will decline as these products are at or approaching end of life.  Net sales were not significantly affected by price changes.

Cost of Goods Sold.  Cost of goods sold increased by $0.3 million, or 3.4%, to $8.4 million in the three months ended February 28, 2003 from $8.1 million in the three months ended February 28, 2002,  primarily due to increased sales.  Cost of goods sold as a percentage of net sales decreased to 58.6% in the three months ended February 28, 2003 from 60.1% in the three months ended February 28, 2002, primarily due to cost reductions from the consolidation of manufacturing facilities in fiscal 2002.

Gross Profit.  Gross profit increased by $0.6 million to $6.0 million in the three months ended February 28, 2003 from $5.4 million in the three months ended February 28, 2002.  Gross profit as a percentage of net sales increased to 41.4% in the three months ended February 28, 2003 from 39.9% in the three months ended February 28, 2002, primarily due to cost reductions from the consolidation of manufacturing facilities in fiscal 2002.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses  were $4.0 million in the three months ended February 28, 2003  and February 28, 2002.  General and administrative expenses in the first quarter of fiscal 2003 included  $0.7 million in professional fees related to the year-end audit and the proposed merger described above under Recent Developments, which were offset by savings from reductions in staff. Selling, general and administrative expenses as a percentage of net sales decreased to 27.9% in the three months ended February 28, 2003 from 29.6% in the three months ended February 28, 2002.

Research and Development Expenses.  Research and development expenses decreased by $0.2 million, or 12.8%, to $1.5 million in the three months ended February 28, 2003 from $1.7 million in the three months ended February 28, 2002, primarily due to reduced spending for wireless and connectivity products. The total research and development expenses for the first quarter of fiscal 2003 included $1.0 million for Security Printing Solutions and $0.5 million for Wireless and Connectivity Solutions. Research and development expenses as a percentage of net sales was 10.1% in the three months ended February 28, 2003 and 12.3% in the three months ended February 28, 2002. We expect research and development activities to focus primarily on our security printing solutions products and to a lesser extent on enhancements to our wireless networking products. However, we have the ability to redirect our research and development activities as needed based on our product strategies and market opportunities.  We forecast and budget research and development expenses by segment, but not by project.  The anticipated timing for the commercialization of any of our development efforts is not currently known.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $3,000 to $33,000 in the three months ended February 28, 2003 from $30,000 in the three months ended February 28, 2002.  This increase was the result of revised estimates of the lives of intangible assets at the end of fiscal year 2002.

Operating Income (Loss).  Operating income (loss) increased by $0.8 million to income of $0.5 million in the three months ended February 28, 2003 from a loss of $0.3 million in the three months ended February 28, 2002.  The operating income as a percentage of net sales was 3.2% in the three months ended February 28, 2003 compared to loss of (2.2)% in the three months ended February 28, 2002.

Interest Income.  Interest income decreased by $41,000 to $3,000 in the three months ended February 28, 2003 from $44,000 in the three months ended February 28, 2002.  This decrease is the result of reductions in our investment in available-for-sale securities due to working capital requirements and lower rates of interest on invested securities.

Interest Expense.  Interest expense decreased by $27,000 to $2,000 in the three months ended February 28, 2003 from $29,000 in the three months ended February 28, 2002.  This decrease was due to reductions in the balance due on notes payable.

Income Taxes.  Income taxes increased to a $0.2 million tax expense in the three months ended February 28, 2003 from a $0.1 million tax benefit in the three months ended February 28, 2002.  This increase is a result of increased income before income taxes.  Income tax expense (benefit) as a percentage of pretax income (loss) was 39.9% in the three months ended February 28, 2003 compared to 36.4% in the three months ended February 28, 2002.

Liquidity and Capital Resources

Cash flows used in operating activities were $0.7 million in the three months ended February 28, 2003 compared to $0.8 million in the three months ended February 28, 2002.  This decrease in cash flows used was due primarily to net income of $0.3 million in the three months ended February 28, 2003 compared to a net loss of $0.2 million in the three months ended February 28, 2002 and lower payments to vendors, partially offset by.an increase in inventories and accounts receivable.  The accounts receivable increase resulted primarily from delayed payments from customers who subsequently have brought their accounts current.

Cash flows used in investing activities were $0.1 million in the three months ended February 28, 2003 compared to cash flows provided by investing activities of $1.5 million in the three months ended February 28, 2002.  Included in cash flows provided by investing activities in the three months ended February 28, 2002 was $1.7 million in net maturities of available-for-sale securities.

Cash flows used in financing activities were $18,000 in the three months ended February 28, 2003 compared to cash flows provided by financing activities of $22,000 in the three months ended February 28, 2002.

We have a $5.0 million line-of-credit agreement with Comerica Bank.  As of February 28, 2003, there were no borrowings outstanding against the line of credit.  Borrowings under the line of credit bear interest at the lesser of the bank’s reference rate (4.25 % at February 28, 2003) less 0.25% or the bank’s LIBOR rate (1.34 % at February 28, 2003) plus 2% and are limited to 80% of eligible accounts receivable and 50% of eligible inventories if total liabilities to tangible effective net worth is greater than two to one.  In connection with the line-of-credit agreement, we have a $650,000 standby letter-of-credit sublimit agreement of which approximately $80,000 was outstanding at February 28, 2003.  This line of credit is secured by substantially all of our assets.  Our borrowing arrangement requires us to comply with certain financial covenants. As of February 28, 2003, we had approximately $4.9 million in availability under the line of credit.  The line-of-credit borrowings are due on demand.  The agreement may be terminated by either party.

We have completed a commitment letter with Comerica Bank in connection with the merger described above under Recent Developments.  The terms of the commitment letter include increasing the line of credit to $7.0 million and adding term loan of $1.5 million.  As of February 28, 2003 no definitive documents have been executed.

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

In March 2001, Troy established a stock repurchase program under which Troy’s common stock, with an aggregate market value up to $4.0 million, may be acquired in the open market.  As of February 28, 2003, Troy has purchased approximately 320,565 shares of common stock in the open market, at an average price of $3.67 per share, under the stock repurchase program.  Approximately $2.8 million remains available for future common stock repurchases.

Accounting Standards Pending Adoption

In December 2002, the FAS issued SFAS No. 148, Accounting for Stock-Based Compensation.  This standard amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS 148 is effective for fiscal years and interim periods beginning after December 15, 2002.  SFAS 148 is not expected to have a material impact on the Company’s results of operations or financial position.

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

We do not utilize derivative financial instruments.  Accordingly, our exposure to market risk is through our bank debt which bears interest at variable rates.    The bank debt is a revolving line of credit.  Borrowings under the line of credit bear interest at the lesser of the bank’s reference rate (4.25 % at February 28, 2003) less 0.25% or the bank’s LIBOR rate (1.34 % at February 28, 2003) plus 2% and are limited to 80% of eligible accounts receivable and 50% of eligible inventories if total liabilities to tangible effective net worth is greater than two to one.  At February 28, 2003, there were no amounts outstanding under the line of credit agreement and, accordingly, a sustained increase in the reference rate of 1% would not cause our annual interest expense to change.

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

(b)         Reports on Form 8-K

On January 21, 2003, the Company filed a Current Report on Form 8-K under Item 4 regarding the decision by its Board of Directors to dismiss KPMG LLP as its independent public accountants.

On February 7, 2003, the Company filed a Current Report on Form 8-K under Item 4 regarding its engagement of McGladrey & Pullen LLP as its independent public accountants.

On March 21, 2003, the Company filed a Current Report on Form 8-K dated March 20, 2003 under Item 5. announcing that it has entered into an Agreement and Plan of Merger which sets forth the terms and conditions of the proposed acquisition of the Company by Dirk, Inc., a Delaware corporation controlled by Patrick Dirk, the founder of the Company, and his family members.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TROY GROUP, INC.

April 14, 2003	/s/ Patrick J. Dirk
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

Date: April 14, 2003	/s/Patrick J. Dirk
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

Date: April 14, 2003	/s/James W. Klingler
James W. Klingler
Vice President-Finance, Treasurer and
Chief Financial Officer

The written statements  required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report by correspondence to the Securities and Exchange Commission.