Form 10-Q
period 2003-05-31
TROY GROUP INC
filed 2003-07-11
CIK 1060595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes  ☐    No   ☒

As of June 30, 2003, 10,653,605 shares of the Registrant’s Common Stock were outstanding.  The aggregate market value of the Registrant’s outstanding common stock as of that date (based upon the last sale price of a share of common stock on that date reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was $12,059,805.

TROY GROUP, INC.

Quarterly Report on Form 10-Q for the
Quarterly Period Ended May 31, 2003

PART I:  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TROY GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	May 31, 2003	November 30, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,474	$6,615
Investment in available-for-sale securities	—	497
Accounts receivable, less allowance for doubtful accounts of $1,074 and $884	8,268	9,227
Income tax refund receivable	1,027	1,076
Inventories	6,675	5,540
Prepaid expenses and other	289	440
Deferred tax assets	3,715	3,715
Total current assets	26,448	27,110
Equipment and leasehold improvements, net	2,263	2,039
Other assets, including notes receivable from stockholders $2,071 and $2,123	4,186	4,390
Total assets	$32,897	$33,539

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$76	$73
Accounts payable	2,575	4,138
Accrued expenses	2,732	2,218
Deferred revenue	1,245	1,364
Total current liabilities	6,628	7,793
Long-term debt, net of current portion	82	120
Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 5,000,000 shares, issued none	—	—
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 10,974,170 shares in 2003, and 10,969,657 shares in 2002	110	110
Additional paid-in capital	21,122	21,113
Retained earnings, including accumulated other comprehensive income of $80 and none	6,130	5,578
	27,362	26,801
Less cost of treasury stock – 320,565 common shares in 2003 and 2002	1,175	1,175
Total stockholders’ equity	26,187	25,626
Total liabilities and stockholders’ equity	$32,897	$33,539

See Notes to Consolidated Financial Statements.

TROY GROUP, INC.
CONSOLIDATED STATEMENTS
OF OPERATIONS

(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
		Restated		Restated
Net sales	$13,395	$14,025	$27,803	$27,596
Cost of goods sold	8,193	8,487	16,631	16,644
Gross profit	5,202	5,538	11,172	10,952

Operating expenses:
Selling, general and administrative	3,683	4,088	7,712	7,867
Research and development	1,230	1,622	2,692	3,525
Amortization of intangible assets	11	30	22	60
Operating income (loss)	278	(202)	746	(500)

Interest income	23	35	26	79
Interest expense	(6)	(1)	(8)	(30)
Income (loss) before income taxes	295	(168)	764	(451)
Provision for income taxes (credits)	105	(56)	292	(159)
Net income (loss)	$190	$(112)	$472	$(292)

Net income (loss) per share:
Basic	$.02	$(.01)	$.04	$(.03)
Diluted	$.02	$(.01)	$.04	$(.03)

Shares used in per share computations:
Basic	10,651	10,643	10,650	10,645
Diluted	10,651	10,643	10,650	10,645

See Notes to Consolidated Financial Statements.

TROY GROUP, INC.
CONSOLIDATED STATEMENTS
OF CASH FLOWS

(Unaudited)
(in thousands)

	Six Months Ended May 31,
	2003	2002
		Restated
Cash flows from operating activities:
Net income (loss)	$472	$(292)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	591	685
Provision for (recovery of) doubtful accounts	200	(337)
Accretion of investment discounts, net	—	(72)
Changes in working capital components:
(Increase) decrease in:
Accounts receivable	759	1,363
Income tax refund receivable	49	(183)
Inventories	(1,135)	1,006
Prepaid expenses and other	151	(9)
Increase (decrease) in:
Accounts payable	(1,563)	(2,058)
Accrued expenses	643	324
Deferred revenue	(119)	95
Net cash provided by operating activities	48	522
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(621)	(244)
Purchase of available-for-sale securities	—	(1,449)
Maturities of available-for-sale securities	497	3,959
Increase in other assets, net	(39)	(355)
Net cash provided by (used in) investing activities	(163)	1,911
Cash flows from financing activities:
Payments on notes payable	(35)	(34)
Proceeds from issuance of common stock	9	148
Purchase of treasury stock	—	(79)
Net cash provided by (used in) financing activities	(26)	35
Net increase (decrease) in cash and cash equivalents	(141)	2,468
Cash and cash equivalents, beginning of period	6,615	1,210
Cash and cash equivalents, end of period	$6,474	$3,678

See Notes to Consolidated Financial Statements.

TROY GROUP, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

(unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended May 31, 2003 are not necessarily indicative of the results that may be expected for the year ending November 30, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended November 30, 2002 (File No. 000-24413).

The quarterly results for the first and second quarter of fiscal 2002 have been restated to reflect the recording of certain inventory and inventory related accounts payable adjustments discovered in the third quarter of fiscal 2002 to the relevant periods.  During the third quarter, physical inventory counts were conducted and certain inventory adjustments were discovered.  The Company completed a comprehensive review of its inventory related internal controls to determine the cause of the identified inventory differences.  The Company has determined that certain differences arising from inventory and inventory related accounts payable were attributable to the first and second quarters of fiscal 2002.  The Company has restated the results of those quarters and associated year-to-date amounts in those periods and filed amended Forms 10-Q.

The effect of the restatements on the Company’s unaudited interim consolidated quarterly financial statements is as follows:

Summary Balance Sheet Data:
(in thousands)

At May 31, 2002:	As previously reported	As restated
Inventory	$8,825	$8,245
Income tax refund receivable	1,059	1,242
Working capital	21,339	20,998
Total assets	35,507	35,110
Accounts payable	2,416	2,360
Total liabilities	6,658	6,602
Retained earnings	8,801	8,460
Stockholders’ equity	28,849	28,508

Summary Statements of Operations Data:
(in thousands, except per share data)

	Three months ended May 31, 2002		Six months ended May 31, 2002
	As previously reported	As restated	As previously reported	As restated
Net sales	$14,025	$14,025	$27,596	$27,596
Gross profit	5,850	5,538	11,647	10,952
Operating expenses	5,833	5,740	11,623	11,452
Income (loss) before income taxes (credits)	51	(168)	73	(451)
Provision for income taxes (credits)	21	(56)	25	(159)
Net income (loss)	$30	$(112)	$48	$(292)
Basic net income (loss) per share	$—	$(.01)	$—	$(.03)
Diluted net income (loss) per share	$—	$(.01)	$—	$(.03)
Weighted average basic shares outstanding	10,643	10,643	10,645	10,645
Weighted average diluted shares outstanding	10,758	10,643	10,731	10,645

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans. As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation plan using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the common stock to be received at the measurement date. Under the requirements of SFAS No. 123, non-employee stock-based transactions require compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

The following table illustrates the effect on net income (loss) and net income (loss) per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the three-month and six-month periods ended May 31 (unaudited; in thousands, except per share data):

	Three months ended May 31,		Six months ended May 31,
	(amounts in thousands, except per share data)		(amounts in thousands, except per share data)
	2003	2002	2003	2002
		Restated		Restated
Net income (loss) applicable to common stockholders
As reported	$190	$(112)	$472	$(292)

Less total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(100)	(184)	(202)	(431)
Proforma	$90	$(296)	$270	$(723)

Net income (loss) per share applicable to common stockholders, basic and diluted
As reported	$.02	$(.01)	$.04	$(.03)
Proforma	$.01	$(.03)	$.03	$(.07)

Certain reclassifications have been made to the income statement with no effect on net income or stockholders equity.

Note 2.  Inventories

Inventories consisted of the following as of May 31, 2003 and November 30, 2002 (amounts in thousands):

	May 31, 2003	November 30, 2002
Raw materials	$6,138	$5,136
Work-in-process	667	205
Finished goods	3,310	4,112
Reserve for slow moving and obsolete inventories	(3,440)	(3,913)
Total	$6,675	$5,540

Note 3.  Goodwill and Intangible Assets

The Company adopted SFAS No. 142 effective December 1, 2002 and performed the initial transitional impairment test as of that date. The provisions of SFAS No. 142 require that the Company allocate its goodwill to its various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. The Company’s reporting units are consistent with its operating segments, which are the same as the reportable segments, identified in Note 6. In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill for the reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded.

The fair value of the Company’s reporting units was determined using the income approach under which the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. Based on the results of its transitional impairment test, the Company has determined that no impairment of goodwill existed as of December 1, 2002. However, future goodwill impairment tests could result in a charge to earnings. The Company will continue to evaluate goodwill on an annual basis as of the beginning of the fourth quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment.

The Company’s purchased intangible assets associated with completed acquisitions at May 31, 2003 and November 30, 2002 are composed of (amounts in thousands):

	Weighted
	Average	May 31, 2003			November 30, 2002
	Remaining		Accumulated			Accumulated
	Life	Gross	Amortization	Net	Gross	Amortization	Net
Customer lists	2 yrs.	$25	$(18)	$7	$25	$(16)	$9

Core technology	6 yrs.	392	(152)	240	392	(132)	260
Total amortizable purchased intangible assets		$417	$(170)	$247	$417	$(148)	$269

Amortization expense related to purchased intangible assets was $11,000 and $30,000 for the three-month periods and $22,000 and $60,000 for the six-month periods ended May 31, 2003 and 2002, respectively.

Estimated future amortization expense related to purchased intangible assets at May 31, 2003 is as follows:

Fiscal year:	(In thousands)
2003 (Remaining 6 months)	$22
2004	44
2005	42
2006	40
2007	40
Thereafter	59

Total	$247

On December 1, 2002 the Company completed the allocation of goodwill (including amounts previously classified as assembled workforce) to its reportable segments as part of its transitional impairment test. Goodwill allocated to the Company’s reportable segments as of November 30, 2002 and changes in the carrying amount of goodwill for the six-month period ended May 31, 2003 are as follows (amounts in thousands):

	Wireless & Connectivity	Security Printing Solutions	Total
Balance at November 30, 2002	$—	$235	$235
Goodwill adjustment for previously classified assembled workforce		46	46
Balance at May 31, 2003	$—	$281	$281

If the provisions of SFAS No. 142 had been in effect for all periods presented, the Company’s net income (loss) and net income (loss) per share would have been as follows for the three- and six-month periods ended May 31, 2003 and 2002:

	Three months ended May 31,		Six months ended May 31,
	(amounts in thousands, except per share data)		(amounts in thousands, except per share data)
	2003	2002	2003	2002
		Restated		Restated
Net income (loss)
As reported	$190	$(112)	$472	$(292)

Add back amortization of goodwill, net of taxes	—	13	—	25
Net income (loss), as adjusted	$190	$(99)	$472	$(267)

Net income (loss) per share, basic and diluted
As reported	$.02	$(.01)	$.04	$(.03)
Add back amortization of goodwill, net of taxes	—	—	—	—
Net income (loss) per share, basic and diluted, net of taxes	$.02	$(.01)	$.04	$(.03)

Note 4.  Stock Option and Stock Warrant Plans

During the six months ended May 31, 2003, the Company did not grant any options to employees. The following is a summary of total outstanding options and stock warrants at May 31, 2003:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price
$2.85 – 4.51	708,666	$3.92	7.1 years	350,955	$3.76
6.31 – 8.75	558,000	7.45	6.2 years	385,159	7.46
13.16 – 14.25	25,000	13.38	6.5 years	8,332	13.38
	1,291,666			744,446

At May 31, 2003, there were 1,540,000 shares remaining available for grant under the Company’s option plans.

Note 5.  Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended May 31,		Six months ended May 31,
	(amounts in thousands, except per share data)		(amounts in thousands, except per share data)
	2003	2002	2003	2002
		Restated		Restated
Numerator for basic and diluted net income (loss) per share:

Net income (loss)	$190	$(112)	$472	$(292)

Denominator for basic net income (loss) per share – weighted-average shares outstanding	10,651	10,643	10,650	10,645
Effect of employee stock options and warrants	—	—	—	—
Denominator for diluted net income (loss) per share	10,651	10,643	10,650	10,645

Net income (loss) per share:

Basic	$.02	$(.01)	$.04	$(.03)
Diluted	$.02	$(.01)	$.04	$(.03)

Note 6.  Segment Information

The following tables summarize net sales and net income (loss) by the Company’s operating segments, Security Printing Solutions and  Wireless and Connectivity, and unallocated corporate for the three and six months ended May 31, 2003 and 2002:

	Three months ended May 31,		Six months ended May 31,
	(amounts in thousands)		(amounts in thousands)
	2003	2002	2003	2002
		Restated		Restated
Net sales:

Security Printing Solutions	$10,099	$11,196	$20,438	$21,587
Wireless and Connectivity	3,296	2,901	7,365	6,157
Less intersegment revenue	—	(72)	—	(148)
	$13,395	$14,025	$27,803	$27,596

Net income (loss):

Security Printing Solutions	$1,440	$1,298	$2,736	$2,535
Wireless and Connectivity	94	(555)	303	(1,255)
Unallocated Corporate	(1,344)	(855)	(2,567)	(1,572)
	$190	$(112)	$472	$(292)

Certain reclassifications have been made to the May 31, 2002 segment information to conform to the May 31, 2003 presentation (amounts in thousands).

	May 31, 2003	November 30, 2002

Segment Assets:

Security Printing Solutions	$11,628	$11,637
Wireless and Connectivity	11,627	10,339
Unallocated Corporate	18,307	24,478
	$41,562	$46,454

The following schedule is presented to reconcile May 31, 2003 and November 30, 2002 segment assets to the amounts reported in the Company’s consolidated financial statements (amounts in thousands).

	May 31, 2003	November 30, 2002

Total assets of reportable segments	$41,562	$46,454
Intersegment receivables	(8,431)	(12,681)
Investment in subsidiaries	(234)	(234)
Consolidated assets	$32,897	$33,539

Note 7.  Cash Flow Information

Supplemental disclosure of cash flow information

	Six months ended
	(amounts in thousands)
	May 31, 2003	May 31, 2002
		Restated
Cash paid during the period for:
Interest	$8	$36
Income taxes	$271	$5
Supplemental schedule of non-cash investing and financing activities
Change in foreign currency translation adjustments	$80	$—

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

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  These risks and uncertainties include our ability to consolidate operations and reduce costs; the continued demand for printed financial documents; our ability to offset the expected decline in sales of our wired connectivity products; the success of the measures we implemented to address inventory accounting controls; the market acceptance of products incorporating wireless printing technologies; our ability to hire and retain qualified management, technology and other personnel; the impact of competition from existing and new technologies and companies; and the other factors set forth in our annual report on Form 10-K under the heading “Certain Important Factors” and in our other periodic reports and other documents that we file from time to time with the Securities and Exchange Commission.

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

On June 25, 2003 the Company announced that it had entered into an Amended Merger Agreement with Dirk, Inc. pursuant to which Dirk, Inc. has agreed to increase its offer to purchase all of the outstanding shares of TROY common stock (other than shares owned by Dirk, Inc. and the Dirk family members) from a price of $2.70 per share in cash to a price of $2.76 per share in cash.

The Company expects the merger to close in August 2003.  The Merger is subject to (i) approval by the holders of a majority of the outstanding shares of the Company’s common stock which are outstanding as of the record date for the special meeting of the Company’s stockholders to be called to consider the Merger (the “Special Meeting”), (ii) approval by the holders of a majority of the shares of the Company’s common stock voting on the Merger at the Special Meeting (excluding shares beneficially owned by Dirk, Inc., the Dirk family members and any officers or directors of Dirk, Inc. or the Company), (iii) the completion of the financing arrangements necessary to consummate the Merger, and (iv) certain other closing conditions.

Background

TROY Group, Inc. is a worldwide provider of enterprise output solutions, which include products and services sold to enterprises or businesses, that are used in producing an output in a process.  For the past three years we have been expanding beyond our core business in digital check printing systems and related consumables by developing electronic payment systems and wired and wireless print servers and networking solutions.  Most of this new product expansion was accomplished through the acquisition and further investment in five small technology companies.  These acquisitions have been organized under the two primary business segments:  Security Printing Solutions (previously TROY Systems) and Wireless and Connectivity Solutions (previously TROY Wireless).

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

In the first six months of fiscal 2003, there were no customers who accounted for 10% of the Company’s net sales.

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of net sales:

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
		Restated		Restated
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.2	60.5	59.8	60.3
Gross profit	38.8	39.5	40.2	39.7
Selling, general and administrative expenses	27.5	29.1	27.7	28.5
Research and development expenses	9.2	11.6	9.7	12.8
Amortization of intangible assets	—	0.2	0.1	0.2
Operating income (loss)	2.1	(1.4)	2.7	(1.8)
Interest income	0.1	0.2	0.1	0.3
Interest expense	—	—	—	(0.1)
Income (loss) before income taxes	2.2	(1.2)	2.8	(1.6)
Provision for income taxes (credits)	0.8	(0.4)	1.1	(0.5)
Net income (loss)	1.4%	(0.8)%	1.7%	(1.1)%

Three Months Ended May 31, 2003 Compared to Three Months Ended May 31, 2002

Net Sales.  Our net sales were $13.4 million for the three months ended May 31, 2003, with $10.1 million attributable to Security Printing Solutions and $3.3 million attributable to Wireless and Connectivity Solutions.  Net sales in the three months ended May 31, 2003 decreased by $0.6 million, or 4.5%, from $14.0 million in the three months ended May 31, 2002.  The decline in sales was primarily due to a $0.5 million reduction in sales to a major Security Printing Solutions distributor that declared Chapter 11 bankruptcy in May 2003.  Although sales of wired connectivity products increased in the second quarter of fiscal 2003, we anticipate that sales of wired connectivity products, which constitute a significant portion of our overall sales of Wireless and Connectivity Solutions, will decline as these products are at or approaching end of life.  Net sales were not significantly affected by price changes.

Cost of Goods Sold.  Cost of goods sold decreased by $0.3 million, or 3.5%, to $8.2 million in the three months ended May 31, 2003 from $8.5 million in the three months ended May 31, 2002, primarily due to decreased sales.  Cost of goods sold as a percentage of net sales increased to 61.2% in the three months ended May 31, 2003 from 60.5% in the three months ended May 31, 2002, primarily due to a shift in mix to lower margin Wireless and Connectivity products.  Cost of goods sold as a percent of sales will fluctuate based on shifts in the mix of products sold.

Gross Profit.  Gross profit decreased by $0.3 million to $5.2 million in the three months ended May 31, 2003 from $5.5 million in the three months ended May 31, 2002.  Gross profit as a percentage of net sales decreased to 38.8% in the three months ended May 31, 2003 from 39.5% in the three months ended May 31, 2002, primarily due to a shift in mix to lower margin Wireless and Connectivity products

Selling, General and Administrative Expenses.  Selling, general and administrative expenses  decreased by $0.4 million, or 9.9%, to $3.7 million in the three months ended May 31, 2003  from $4.1 million in the three months ended May 31, 2002.  General and administrative expenses in the second quarter of fiscal 2003 included  $0.4 million in professional fees related to the year-end audit and the proposed merger described above under Recent Developments, which were offset by cost savings from reductions in staff.  Selling, general and administrative expenses as a percentage of net sales decreased to 27.5% in the three months ended May 31, 2003 from 29.1% in the three months ended May 31, 2002.

Research and Development Expenses.  Research and development expenses decreased by $0.4 million, or 24.2%, to $1.2 million in the three months ended May 31, 2003 from $1.6 million in the three months ended May 31, 2002, primarily due to reduced spending for Security Printing Solutions products. The total research and development expenses for the second quarter of fiscal 2003 included $0.7 million for Security Printing Solutions and $0.5 million for Wireless and Connectivity Solutions. Research and development expenses as a percentage of net sales was 9.2% in the three months ended May 31, 2003 and 11.6% in the three months ended May 31, 2002. We expect research and development activities to focus primarily on our security printing solutions products and to a lesser extent on enhancements to our wireless networking products. However, we have the ability to redirect our research and development activities as needed based on our product strategies and market opportunities.  We forecast and budget research and development expenses by segment, but not by project.  The anticipated timing for the commercialization of any of our development efforts is not currently known.

Amortization of Intangible Assets.  Amortization of intangible assets decreased by $19,000 to $11,000 in the three months ended May 31, 2003 from $30,000 in the three months ended May 31, 2002.  This decrease resulted from no amortization of goodwill in fiscal 2003 compared to amortization of $19,000 in fiscal 2002.

Operating Income (Loss).  Operating income (loss) increased by $0.5 million to income of $0.3 million in the three months ended May 31, 2003 from a loss of $0.2 million in the three months ended May 31, 2002.  The operating income as a percentage of net sales was 2.1% in the three months ended May 31, 2003 compared to loss of (1.4)% in the three months ended May 31, 2002.

Interest Income.  Interest income decreased by $12,000 to $23,000 in the three months ended May 31, 2003 from $35,000 in the three months ended May 31, 2002.  This decrease is the result of reductions in our investment in available-for-sale securities due to working capital requirements and lower rates of interest on invested securities.

Interest Expense.  Interest expense increased by $5,000 to $6,000 in the three months ended May 31, 2003 from $1,000 in the three months ended May 31, 2002.

Income Taxes.  Income taxes increased to a $105,000 tax expense in the three months ended May 31, 2003 from a $56,000 tax benefit in the three months ended May 31, 2002.  This increase is a result of increased income before income taxes.  Income tax expense (benefit) as a percentage of pretax income (loss) was 35.6% in the three months ended May 31, 2003 compared to 33.3% in the three months ended May 31, 2002.

Six Months Ended May 31, 2003 Compared to Six Months Ended May 31, 2002

Net Sales.  Our net sales were $27.8 million for the six months ended May 31, 2003, with $20.4 million attributable to Security Printing Solutions and $7.4 million attributable to Wireless and Connectivity Solutions.  Net sales in the six months ended May 31, 2003 increased by $0.2 million, or 0.8%, from $27.6 million in the six months ended May 31, 2002, primarily due to increased sales of our wired connectivity products, partially offset by decreased sales of Security Printing Solutions products.  The decline in Security Printing Solutions sales was primarily due to a $0.7 million reduction in sales to a major distributor that declared Chapter 11 bankruptcy in May 2003.  Although sales of wired connectivity products increased in the first six months of fiscal 2003, we anticipate that sales of wired connectivity products, which constitute a significant portion of our overall sales of Wireless and Connectivity Solutions, will decline as these products are at or approaching end of life.  Net sales were not significantly affected by price changes.

Cost of Goods Sold.  Cost of goods sold were $16.6 million in the six months ended May 31, 2003 and 2002.  Cost of goods sold as a percentage of net sales decreased to 59.8% in the six months ended May 31, 2003 from 60.3% in the six months ended May 31, 2002, primarily due to cost reductions from the consolidation of manufacturing facilities in fiscal 2002.

Gross Profit.  Gross profit increased by $0.2 million to $11.2 million in the six months ended May 31, 2003 from $11.0 million in the six months ended May 31, 2002.  Gross profit as a percentage of net sales increased to 40.2% in the six months ended May 31, 2003 from 39.7% in the six months ended May 31, 2002, primarily due to cost reductions from the consolidation of manufacturing facilities in fiscal 2002.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses  decreased by $0.2 million, or 2.0%, to $7.7 million in the six months ended May 31, 2003  from $7.9 million in the six months ended May 31, 2002.  General and administrative expenses in the first six months of fiscal 2003 included  $1.1 million in professional fees related to the year-end audit and the proposed merger described above under Recent Developments, which were offset by cost savings from reductions in staff. Selling, general and administrative expenses as a percentage of net sales decreased to 27.7% in the six months ended May 31, 2003 from 28.5% in the six months ended May 31, 2002.

Research and Development Expenses.  Research and development expenses decreased by $0.8 million, or 23.6%, to $2.7 million in the six months ended May 31, 2003 from $3.5 million in the six months ended May 31, 2002, due to reduced spending in both Wireless and Connectivity and Security Printing Solutions. The total research and development expenses for the first six months of fiscal 2003 included $1.7 million for Security Printing Solutions and $1.0 million for Wireless and Connectivity Solutions. Research and development expenses as a percentage of net sales was 9.7% in the six months ended May 31, 2003 and 12.8% in the six months ended May 31, 2002. We expect research and development activities to focus primarily on our security printing solutions products and to a lesser extent on enhancements to our wireless networking products. However, we have the ability to redirect our research and development activities as needed based on our product strategies and market opportunities.  We forecast and budget research and development expenses by segment, but not by project.  The anticipated timing for the commercialization of any of our development efforts is not currently known.

Amortization of Intangible Assets.  Amortization of intangible assets decreased by $38,000 to $22,000 in the six months ended May 31, 2003 from $60,000 in the six months ended May 31, 2002.  This decrease resulted from no amortization of goodwill in fiscal 2003 compared to amortization of $38,000 in fiscal 2002.

Operating Income (Loss).  Operating income (loss) increased by $1.2 million to income of $0.7 million in the six months ended May 31, 2003 from a loss of $0.5 million in the six months ended May 31, 2002.  The operating income as a percentage of net sales was 2.7% in the six months ended May 31, 2003 compared to loss of (1.8)% in the six months ended May 31, 2002.

Interest Income.  Interest income decreased by $53,000 to $26,000 in the six months ended May 31, 2003 from $79,000 in the six months ended May 31, 2002.  This decrease is the result of reductions in our investment in available-for-sale securities due to working capital requirements and lower rates of interest on invested securities.

Interest Expense.  Interest expense decreased by $22,000 to $8,000 in the six months ended May 31, 2003 from $30,000 in the six months ended May 31, 2002.  This decrease was due to reductions in the balance due on notes payable.

Income Taxes.  Income taxes increased to a $0.3 million tax expense in the six months ended May 31, 2003 from a $0.2 million tax benefit in the six months ended May 31, 2002.  This increase is a result of increased income before income taxes.  Income tax expense (benefit) as a percentage of pretax income (loss) was 38.2% in the six months ended May 31, 2003 compared to 35.3% in the six months ended May 31, 2002.

Liquidity and Capital Resources

Cash flows provided by operating activities were $48,000 in the six months ended May 31, 2003 compared to $0.5 million in the six months ended May 31, 2002.  This decrease in cash flows provided was primarily due to an increase in inventories partially offset by increased net income.

Cash flows used in investing activities were $0.2 million in the six months ended May 31, 2003 compared to cash flows provided by investing activities of $1.9 million in the six months ended May 31, 2002.  Included in cash flows provided by investing activities in the six months ended May 31, 2002 was $2.5 million in net maturities of available-for-sale securities.

Cash flows used in financing activities were $26,000 in the six months ended May 31, 2003 compared to cash flows provided by financing activities of $35,000 in the six months ended May 31, 2002.

We have a $5.0 million line-of-credit agreement with Comerica Bank.  As of May 31, 2003, there were no borrowings outstanding against the line of credit.  Borrowings under the line of credit bear interest at the lesser of the bank’s reference rate (4.25 % at May 31, 2003) less 0.25% or the bank’s LIBOR rate (1.32 % at May 31, 2003) plus 2% and are limited to 80% of eligible accounts receivable and 50% of eligible inventories if total liabilities to tangible effective net worth is greater than two to one.  In connection with the line-of-credit agreement, we have a $650,000 standby letter-of-credit sublimit agreement of which approximately $80,000 was outstanding at May 31, 2003.  This line of credit is secured by substantially all of our assets.  Our borrowing arrangement requires us to comply with certain financial covenants. As of May 31, 2003, we had approximately $4.9 million in availability under the line of credit.  The line-of-credit borrowings are due on demand.  The agreement may be terminated by either party.

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

We have completed a commitment letter with Comerica Bank in connection with the merger described above under Recent Developments.  This commitment is subject to customary conditions, including the negotiation, execution and delivery of definitive documentation. As of May 31, 2003 no definitive documents have been executed. Execution of the loan documents is anticipated at or around the effective time of the merger.

The total amount of funds necessary to complete the merger and to pay the related fees and expenses is estimated to be approximately $12.3 million, and the merger is conditioned, among other things, on the availability of sufficient funds to pay these amounts. We anticipate that the merger consideration will be funded from two primary sources:

• Our existing cash, cash equivalents and working capital, net of amounts necessary for our ongoing needs.

• Financing from Comerica Bank in the form of (i) an expansion of our revolving line of credit facility from $5.0 million to $7.0 million, and (ii) a term loan in the amount of $1.5 million.

As of May 31, 2003, our net working capital was $19.8 million, which included cash and cash equivalents of $6.5 million. We currently anticipate that we will be able to generate sufficient cash to fund our ongoing operations on an annual basis; however, we estimate that we will require approximately $3.0 million in cash to fund our monthly changes in working capital. The merger is subject to there being sufficient funds available to pay the merger consideration and related expenses, and there can be no assurance that such funds will be available on the terms described in the commitment letter or at all.

In March 2001, Troy established a stock repurchase program under which Troy’s common stock, with an aggregate market value up to $4.0 million, may be acquired in the open market.  As of May 31, 2003, Troy has purchased approximately 320,565 shares of common stock in the open market, at an average price of $3.67 per share, under the stock repurchase program.  Approximately $2.8 million remains available for future common stock repurchases.

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

We do not utilize derivative financial instruments.  Accordingly, our exposure to market risk is through our foreign currency transactions and through our bank debt which bears interest at variable rates.    We do not hedge our exposure to foreign currency fluctuations. Rather, we monitor our foreign currency exposure on a monthly basis.  Principal foreign currencies are the Euro and the Canadian Dollar.  The bank debt is a revolving line of credit.  Borrowings under the line of credit bear interest at the lesser of the bank’s reference rate (4.25 % at May 31, 2003) less 0.25% or the bank’s LIBOR rate (1.32 % at May 31, 2003) plus 2% and are limited to 80% of eligible accounts receivable and 50% of eligible inventories if total liabilities to tangible effective net worth is greater than two to one.  At May 31, 2003, there were no amounts outstanding under the line of credit agreement and, accordingly, a sustained increase in the reference rate of 1% would not cause our annual interest expense to change.

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

On October 15, 2002, we issued a press release announcing that the filing of our Form 10-Q for the fiscal quarter ended August 31, 2002 would be delayed. We had conducted physical inventory counts and discovered certain inventory shortfalls and other adjustments. We delayed the filing of our Form 10-Q for the fiscal quarter ended August 31, 2002 in order to give us sufficient time to review the causes of such inventory adjustments and to determine if any of the financial statements for prior periods would need to be restated.  We also reviewed our inventory accounting controls and determined that there were certain material weaknesses.  As a result, we have taken a number of corrective measures to address these weaknesses.  Our Irvine, California and Boise, Idaho facilities have now been closed and consolidated into our Wheeling, West Virginia facility, where the employees have more experience in using our materials management system.  In addition, we have implemented additional training procedures to ensure that this continues to be the case, have hired personnel with more experience in managing the accounting function in a manufacturing environment, and currently expect to install a new ERP system by the end of fiscal year 2003.  The Company also intends to conduct quarterly physical inventory counts until it is satisfied that its systems are operating properly.  There were no other significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

PART II:  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On June 25, 2003 the Company announced that it had reached an agreement in principle to settle the action Lloyd v. TROY Group, Inc., et.al. filed on November 21, 2002 in the Superior Court for the State of California in and for Orange County.  The settlement is subject to court approval and other conditions.

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

(b)                           Reports on Form 8-K

On April 18, 2003, the Company filed a Current Report on Form 8-K dated April 14, 2003 under Item 9. regarding a press release reporting financial results for the first quarter ended February 28, 2003.

On June 27, 2003, the Company filed a Current Report on Form 8-K dated June 25, 2003 under Item 5. regarding a press release announcing it has entered into an amended merger agreement (the “Amendment”) with Dirk, Inc., a company controlled by Patrick J. Dirk, the founder of the Company, and his family members, pursuant to which Dirk, Inc. has agreed to increase its offer to purchase all of the outstanding shares of the Company’s common stock (other than shares owned by Dirk Inc. and the Dirk family members) from a price of $2.70 per share in cash to a price of $2.76 per share in cash. The Company and Dirk, Inc. had originally approved a merger agreement on March 20, 2003.

On July 3, 2003, the Company filed a Current Report on Form 8-K dated July 3, 2003 under Item 5. regarding a press release announcing that the special committee of the Company’s Board of Directors has responded to a proposal from Westar Capital LLC to increase its offer to purchase all of the outstanding equity of the Company, including the majority interest held by the Dirk family, from $3.50 per share to $4.00 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TROY GROUP, INC.

July 11, 2003	/S/ Patrick J. Dirk
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

Date: July 11, 2003	/s/ Patrick J. Dirk
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

Date: July 11, 2003	/s/ James W. Klingler
James W. Klingler
Vice President-Finance, Treasurer and Chief Financial Officer