Form 10-Q
period 2003-08-31
TROY GROUP INC
filed 2003-10-10
CIK 1060595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes    ☒     No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐     No   ☒

As of September 30, 2003, 10,653,605 shares of the Registrant’s Common Stock were outstanding.  The aggregate market value of the Registrant’s outstanding common stock as of that date (based upon the last sale price of a share of common stock on that date reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was $11,291,952.

TROY GROUP, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ended August 31, 2003

PART I:  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TROY GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	August 31, 2003	November 30, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,894	$6,615
Investment in available-for-sale securities	—	497
Accounts receivable, less allowance for doubtful accounts of $640 and $884	7,781	9,227
Income tax refund receivable	—	1,076
Inventories	5,331	5,540
Prepaid expenses and other	724	440
Deferred tax assets	3,715	3,715
Total current assets	26,445	27,110
Equipment and leasehold improvements, net	2,228	2,039
Other assets, including notes receivable from stockholders $2,071 and $2,123	4,130	4,390
Total assets	$32,803	$33,539

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$76	$73
Accounts payable	2,296	4,138
Accrued expenses	2,894	2,218
Deferred revenue	1,124	1,364
Total current liabilities	6,390	7,793
Long-term debt, net of current portion	64	120
Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 5,000,000 shares, issued none	—	—
Common stock, par value $.01 per share; authorized 50,000,000 shares,issued 10,974,170 shares in 2003, and 10,969,657 shares in 2002	110	110
Additional paid-in capital	21,122	21,113
Retained earnings, including accumulated other comprehensive income of$134 and none	6,292	5,578
	27,524	26,801
Less cost of treasury stock – 320,565 common shares in 2003 and 2002	1,175	1,175
Total stockholders’ equity	26,349	25,626
Total liabilities and stockholders’ equity	$32,803	$33,539

See Notes to Consolidated Financial Statements.

TROY GROUP, INC.

CONSOLIDATED STATEMENTS
OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002

Net sales	$14,671	$13,649	$42,474	$41,245
Cost of goods sold	9,636	10,314	26,267	26,958
Gross profit	5,035	3,335	16,207	14,287

Operating expenses:
Selling, general and administrative	3,590	3,415	11,302	11,282
Research and development	1,265	1,696	3,957	5,221
Amortization of intangible assets	11	30	33	90
Operating income (loss)	169	(1,806)	915	(2,306)

Interest income	13	17	39	96
Interest expense	(1)	(3)	(9)	(33)
Income (loss) before income taxes	181	(1,792)	945	(2,243)
Provision for income taxes (credits)	74	(627)	366	(786)
Net income (loss)	$107	$(1,165)	$579	$(1,457)

Net income (loss) per share:
Basic	$.01	$(.11)	$.05	$(.14)
Diluted	$.01	$(.11)	$.05	$(.14)

Shares used in per share computations:
Basic	10,653	10,649	10,651	10,646
Diluted	10,653	10,649	10,651	10,646

See Notes to Consolidated Financial Statements.

TROY GROUP, INC.

CONSOLIDATED STATEMENTS
OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended August 31,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$579	$(1,457)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	889	980
Provision for (recovery of) doubtful accounts	130	(212)
Loss on disposal of furniture	99	—
Accrued interest on available for sale securities	—	(85)
Changes in working capital components: (Increase) decrease in:
Accounts receivable	1,316	2,526
Income tax refund receivable	1,076	(314)
Inventories	209	2,116
Prepaid expenses and other	(284)	(449)
Increase (decrease) in:
Accounts payable	(1,842)	(1,927)
Accrued expenses	784	(103)
Deferred revenue	(240)	(167)
Net cash provided by operating activities	2,716	908
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(936)	(302)
Purchase of available-for-sale securities	—	(1,449)
Maturities of available-for-sale securities	497	5,393
Increase in other assets, net	46	(319)
Net cash provided by (used in) investing activities	(393)	3,323
Cash flows from financing activities:
Payments on notes payable	(53)	(52)
Proceeds from issuance of common stock	9	149
Purchase of treasury stock	—	(79)
Net cash provided by (used in) financing activities	(44)	18
Net increase in cash and cash equivalents	2,279	4,249
Cash and cash equivalents, beginning of period	6,615	1,210
Cash and cash equivalents, end of period	$8,894	$5,459

See Notes to Consolidated Financial Statements.

TROY GROUP, INC.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

(unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended August 31, 2003 are not necessarily indicative of the results that may be expected for the year ending November 30, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended November 30, 2002 (File No. 000-24413).

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

The following table illustrates the effect on net income (loss) and net income (loss) per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the three-month and nine-month periods ended August 31 (unaudited; in thousands, except per share data):

	Three months ended August 31,		Nine months ended August 31,
	(amounts in thousands, except per share data)		(amounts in thousands, except per share data)
	2003	2002	2003	2002

Net income (loss) applicable to common stockholders As reported	$107	$(1,165)	$579	$(1,457)

Less total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(99)	(178)	(301)	(609)
Proforma	$8	$(1,343)	$278	$(2,066)

Net income (loss) per share applicable to common stockholders, basic and diluted
As reported	$.01	$(.11)	$.05	$(.14)
Proforma	$—	$(.13)	$.03	$(.19)

Certain reclassifications have been made to the income statement with no effect on net income or stockholders equity.

Note 2.  Inventories

In the third quarter of fiscal 2003, the Company adjusted the inventory reserve for the wireless and connectivity products from a projected one-year usage to a projected six-month usage to more closely match the risk from changes in the technology of the product components.  As a result, the inventory reserve was increased by $381,000, and net income was reduced by $229,000.

Inventories consisted of the following as of August 31, 2003 and November 30, 2002 (amounts in thousands):

	August 31, 2003 unaudited	November 30, 2002
Raw materials	$5,038	$5,136
Work-in-process	687	205
Finished goods	2,902	4,112
Reserve for slow moving and obsolete inventories	(3,296)	(3,913)
Total	$5,331	$5,540

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

The Company’s intangible assets subject to amortization at August 31, 2003 and November 30, 2002 are composed of (amounts in thousands):

	Weighted Average Remaining Life	August 31, 2003 unaudited			November 30, 2002
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer Lists	2 years	$25	$(19)	$6	$25	$(16)	$9
Core Technology	6 years	392	(162)	230	392	(132)	260
Total amortizable intangible assets		$417	$(181)	$236	$417	$(148)	$269

Amortization expense related to intangible assets was $11,000 and $30,000 for the three-month periods and $33,000 and $90,000 for the nine-month periods ended August 31, 2003 and 2002, respectively.

Estimated future amortization expense related to purchased intangible assets at August 31, 2003 is as follows:

Fiscal year:	(In thousands)
2003 (Remaining 3 months)	$11
2004	44
2005	42
2006	40
2007	40
Thereafter	59
Total	$236

On December 1, 2002 the Company completed the allocation of goodwill (including amounts previously classified as assembled workforce) to its reportable segments as part of its transitional impairment test. Goodwill allocated to the Company’s reportable segments as of November 30, 2002 and changes in the carrying amount of goodwill for the nine-month period ended August 31, 2003 are as follows (amounts in thousands):

	Wireless & Connectivity	Security Printing Solutions	Total

Balance at November 30, 2002	$—	$235	$235

Goodwill adjustment for previously classified assembled workforce	—	46	46
Balance at August 31, 2003	$—	$281	$281

If the provisions of SFAS No. 142 had been in effect for all periods presented, the Company’s net income (loss) and net income (loss) per share would have been as follows for the three- and nine-month periods ended August 31, 2003 and 2002:

	Three months ended August 31,		Nine months ended August 31,
	(amounts in thousands, except per share data)		(amounts in thousands, except per share data)
	2003	2002	2003	2002

Net income (loss):
As reported	$107	$(1,165)	$579	$(1,457)

Add back amortization of goodwill, net of taxes	—	13	——	34
Net income (loss), as adjusted	$107	$(1,152)	$579	$(1,423)

Net income (loss) per share, basic and diluted
As reported	$.01	$(.11)	$.05	$(.14)
Add back amortization of goodwill, net of taxes	—	—	—	—
Net income (loss) per share, basic and diluted, net of taxes	$.01	$(.11)	$.05	$(.14)

Note 4.  Stock Option and Stock Warrant Plans

During the nine months ended August 31, 2003, the Company did not grant any options to employees. The following is a summary of total outstanding options and stock warrants at August 31, 2003:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price
$2.85 – 4.51	662,666	$3.93	6.8 years	359,456	$3.78
6.31 – 8.75	486,000	7.31	5.8 years	394,821	7.30
13.16 – 14.25	15,000	13.52	6.3 years	4,999	13.52
	1,163,666			759,276

At August 31, 2003, there were 1,688,000 shares remaining available for grant under the Company’s option plans.

Note 5.  Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended August 31,		Nine months ended August 31,
	(amounts in thousands, except per share data)		(amounts in thousands, except per share data)
	2003	2002	2003	2002
Numerator for basic and diluted net income (loss) per share:

Net income (loss)	$107	$(1,165)	$579	$(1,457)

Denominator for basic net income (loss) per share – weighted-average shares outstanding	10,653	10,649	10,651	10,646
Effect of employee stock options and warrants	—	—	—	—
Denominator for diluted net income (loss) per share	10,653	10,649	10,651	10,646

Net income (loss) per share:

Basic	$.01	$(.11)	$.05	$(.14)
Diluted	$.01	$(.11)	$.05	$(.14)

Note 6.  Segment Information

The following tables summarize net sales and net income (loss) by the Company’s operating segments, Security Printing Solutions and Wireless and Connectivity, and unallocated corporate for the three and nine months ended August 31, 2003 and 2002:

	Three months ended August 31,		Nine months ended August 31,
	(amounts in thousands)		(amounts in thousands)
	2003	2002	2003	2002
Net sales:

Security Printing Solutions	$10,819	$10,547	$31,257	$32,134
Wireless and Connectivity	3,852	3,157	11,217	9,314
Less intersegment revenue	—	(55)	—	(203)
	$14,671	$13,649	$42,474	$41,245

Net income (loss):

Security Printing Solutions	$1,292	$379	$4,028	$2,914
Wireless and Connectivity	(460)	(813)	(157)	(2,068)
Unallocated Corporate	(725)	(731)	(3,292)	(2,303)
	$107	$(1,165)	$579	$(1,457)

Certain reclassifications have been made to the August 31, 2002 segment information to conform to the August 31, 2003 presentation (amounts in thousands).

	August 31, 2003	November 30, 2002
Segment Assets:

Security Printing Solutions	$11,072	$11,637
Wireless and Connectivity	10,875	10,339
Unallocated Corporate	17,524	24,478
	$39,471	$46,454

The following schedule is presented to reconcile August 31, 2003 and November 30, 2002 segment assets to the amounts reported in the Company’s consolidated financial statements (amounts in thousands).

	August 31, 2003	November 30, 2002
Total assets of reportable segments	$39,471	$46,454
Intersegment receivables	(6,434)	(12,681)
Investment in subsidiaries	(234)	(234)
Consolidated assets	$32,803	$33,539

Note 7.  Cash Flow Information

Supplemental disclosure of cash flow information

	Nine months ended
	(amounts in thousands)
	August 31, 2003	August 31, 2002
Cash paid during the period for:
Interest	$8	$46
Income taxes	$513	$13

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

Recent Developments

On September 18, 2003, TROY Group, Inc. (“TROY”) announced that its stockholders had voted against approval of the merger agreement between TROY and Dirk Inc., a company controlled by Patrick J. Dirk, the founder of TROY, and his family members, pursuant to which Mr. Dirk and his family members would have acquired the outstanding shares of TROY common stock that they do not already own at a price of $2.76 per share in cash.

Although Mr. Dirk and his family members had sufficient share ownership to approve the merger agreement under applicable law, the merger agreement was also conditioned on the affirmative vote of the holders of a majority of the shares cast either “for” or “against” the merger agreement, excluding the shares held by Mr. Dirk and his family members and the officers and directors of TROY.  At a special meeting of stockholders held on September 18, 2003, these “unaffiliated stockholders” voted against approval of the merger agreement.  Following this special meeting of stockholders, the Board of Directors of TROY terminated the merger agreement and dissolved the Special Committee.

Background

TROY Group, Inc. is a worldwide provider of enterprise output solutions, which include products and services for enterprises or businesses, that are used in producing an output in a process. For the past three years we have been expanding beyond our core business in digital check printing systems and related consumables by developing electronic payment systems and wired and wireless print servers and networking solutions.  Most of this new product expansion was accomplished through the acquisition and further investment in five small technology companies.  These acquisitions have been organized under the two primary business segments:  Security Printing Solutions (previously TROY Systems) and Wireless and Connectivity Solutions (previously TROY Wireless).

Security Printing Solutions provides state-of-the-art payment systems ranging from high security digital check printing systems to electronic payment and funds transfer solutions.  Our systems are used to transfer funds between bank accounts using paper checks or electronic ACH (Automated Clearing House) processes.  Our products provide our customers with payment solutions that offer security, speed, flexibility and efficiency.  Chase Manhattan, Citigroup, Del Monte Foods, Deutsche Bank, Federal Express, The Federal Reserve, Fidelity Investments, GMAC Commercial, Heinz USA, Hewlett Packard, IBM, Maersk Line Ltd., Marsh USA, Monsanto, NCR Corporation, Progressive Insurance, Safeway Stores, Unisys, VISA USA, and Xerox are among the TROY customers that purchased payment products during the last 12 months.

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

We serve a wide variety of industries, including financial services, insurance, telecommunications, computer hardware, automotive, personnel, government and others.  We distribute our solutions around the world and market our products through a network of distributors and value-added resellers and a direct sales force.  More than 5,000 customers have purchased our products and services during the last 12 months.

In the first nine months of fiscal 2003, there were no customers who accounted for 10% of the Company’s net sales.

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of net sales:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.7	75.6	61.8	65.4
Gross profit	34.3	24.4	38.2	34.6
Selling, general and administrative expenses	24.5	25.0	26.7	27.3
Research and development expenses	8.6	12.4	9.3	12.7
Amortization of intangible assets	0.1	0.2	0.1	0.2
Operating income (loss)	1.1	(13.2)	2.1	(5.6)
Interest income	0.1	0.1	0.1	0.2
Interest expense	—	—	—	—
Income (loss) before income taxes	1.2	(13.1)	2.2	(5.4)
Provision for income taxes (credits)	0.5	(4.6)	0.9	(1.8)
Net income (loss)	0.7%	(8.5)%	1.3%	(3.6)%

Three Months Ended August 31, 2003 Compared to Three Months Ended August 31, 2002

Net Sales.  Our net sales were $14.7 million for the three months ended August 31, 2003, with $10.8 million attributable to Security Printing Solutions and $3.9 million attributable to Wireless and Connectivity Solutions.  Net sales in the three months ended August 31, 2003 increased by $1.0 million, or 7.5%, from $13.7 million in the three months ended August 31, 2002.  The increase in sales was primarily due to a $0.7 million increase in sales of both wired and wireless and connectivity products and a $0.3 million increase in revenue from our StarACH™ software.  Although sales of our wired connectivity products increased in the third quarter of fiscal 2003, we anticipate that sales of wired connectivity products, which constitute a significant portion of our overall sales of Wireless and Connectivity Solutions, will decline as these products are at or approaching end of life.  Net sales were not significantly affected by price changes.

Cost of Goods Sold.  Cost of goods sold decreased by $0.7 million, or 6.6%, to $9.6 million in the three months ended August 31, 2003 from $10.3 million in the three months ended August 31, 2002, primarily due to cost reductions from the consolidation of manufacturing facilities. Inventory adjustments of $0.7 million and severance costs of $0.2 million in 2002 were offset by a $0.9 million increase in the inventory reserve in 2003.  Cost of goods sold as a percentage of net sales decreased to 65.7% in the three months ended August 31, 2003 from 75.6% in the three months ended August 31, 2002.  Cost of goods sold as a percent of sales will fluctuate based on shifts in the mix of products sold.

Gross Profit.  Gross profit increased by $1.7 million to $5.0 million in the three months ended August 31, 2003 from $3.3 million in the three months ended August 31, 2002, primarily due to increased sales of wired and wireless connectivity products ($0.3 million), increased software revenue ($0.2 million), and cost reductions from the consolidation of manufacturing facilities.   Gross profit as a percentage of net sales increased to 34.3% in the three months ended August 31, 2003 from 24.4% in the three months ended August 31, 2002.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $0.2 million, or 5.1%, to $3.6 million in the three months ended August 31, 2003  from $3.4 million in the three months ended August 31, 2002.  General and administrative expenses in the third quarter of fiscal 2003 included  $0.5 million in professional fees related to the proposed merger described above under Recent Developments, which were offset by cost savings from reductions in staff.  Selling, general and administrative expenses as a percentage of net sales decreased to 24.5% in the three months ended August 31, 2003 from 25.0% in the three months ended August 31, 2002.

Research and Development Expenses.  Research and development expenses decreased by $0.4 million, or 25.4%, to $1.3 million in the three months ended August 31, 2003 from $1.7 million in the three months ended August 31, 2002, primarily due to reduced spending for Security Printing Solutions products. The total research and development expenses for the third quarter of fiscal 2003 included $0.8 million for Security Printing Solutions and $0.5 million for Wireless and Connectivity Solutions. Research and development expenses as a percentage of net sales was 8.6% in the three months ended August 31, 2003 compared to 12.4% in the three months ended August 31, 2002. We expect research and development activities to focus primarily on our security printing solutions products and to a lesser extent on enhancements to our wireless networking products. However, we have the ability to redirect our research and development activities as needed based on our product strategies and market opportunities.  We forecast and budget research and development expenses by segment, but not by project.  The anticipated timing for the commercialization of any of our development efforts is not currently known.

Amortization of Intangible Assets.  Amortization of intangible assets decreased by $19,000 to $11,000 in the three months ended August 31, 2003 from $30,000 in the three months ended August 31, 2002.  This decrease resulted from no amortization of goodwill in fiscal 2003 compared to amortization of $19,000 in fiscal 2002.

Operating Income (Loss).  Operating income increased by $2.0 million to income of $0.2 million in the three months ended August 31, 2003 from a loss of $1.8 million in the three months ended August 31, 2002.  The operating income as a percentage of net sales was 1.1% in the three months ended August 31, 2003 compared to loss of (13.2)% in the three months ended August 31, 2002.

Interest Income.  Interest income decreased by $4,000 to $13,000 in the three months ended August 31, 2003 from $17,000 in the three months ended August 31, 2002.  This decrease was the result of reductions in our investment in available-for-sale securities due to working capital requirements and lower rates of interest on invested securities.

Interest Expense.  Interest expense decreased by $2,000 to $1,000 in the three months ended August 31, 2003 from $3,000 in the three months ended August 31, 2002.

Income Taxes.  Income taxes increased to a $74,000 tax expense in the three months ended August 31, 2003 from a $627,000 tax credit in the three months ended August 31, 2002.  This increase is a result of increased income before income taxes.  Income tax expense (credit) as a percentage of pretax income (loss) was 40.9% in the three months ended August 31, 2003 compared to (35.0)% in the three months ended August 31, 2002.

Nine Months Ended August 31, 2003 Compared to Nine Months Ended August 31, 2002

Net Sales.  Our net sales were $42.5 million for the nine months ended August 31, 2003, with $31.3 million attributable to Security Printing Solutions and $11.2 million attributable to Wireless and Connectivity Solutions.  Net sales in the nine months ended August 31, 2003 increased by $1.2 million, or 3.0%, from $41.2 million in the nine months ended August 31, 2002, primarily due to increased sales of our wired connectivity products, partially offset by decreased sales of Security Printing Solutions products.  The decline in Security Printing Solutions sales was primarily due to a $0.7 million reduction in sales to a major distributor that declared Chapter 11 bankruptcy in May 2003.  Although sales of our wired connectivity products increased in the first nine months of fiscal 2003, we anticipate that sales of wired connectivity products, which constitute a significant portion of our overall sales of Wireless and Connectivity Solutions, will decline as these products are at or approaching end of life.  Net sales were not significantly affected by price changes.

Cost of Goods Sold.  Cost of goods sold decreased by $0.7 million, or 2.6%, to $26.3 million in the nine months ended August 31, 2003 from $27.0 million in the nine months ended August 31, 2002, primarily due to inventory adjustments of $1.2 million and severance costs of $0.2 million in 2002, which were partially offset by a $1.0 million increase in the inventory reserve in 2003, and cost reductions from the consolidation of manufacturing facilities.  Cost of goods sold as a percentage of net sales decreased to 61.8% in the nine months ended August 31, 2003 from 65.4% in the nine months ended May 31, 2002.

Gross Profit.  Gross profit increased by $1.9 million to $16.2 million in the nine months ended August 31, 2003 from $14.3 million in the nine months ended August 31, 2002. primarily due to increased sales of wired connectivity products ($0.6 million), the inventory adjustments described above, and cost reductions from the consolidation of manufacturing facilities.  Gross profit as a percentage of net sales increased to 38.2% in the nine months ended August 31, 2003 from 34.6% in the nine months ended August 31, 2002.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $11.3 million in the nine months ended August 31, 2003 and 2002. General and administrative expenses in the first nine months of fiscal 2003 included  $1.5 million in professional fees related to the proposed merger described above under Recent Developments, which were offset by cost savings from reductions in staff. Selling, general and administrative expenses as a percentage of net sales decreased to 26.7% in the nine months ended August 31, 2003 from 27.3% in the nine months ended August 31, 2002.

Research and Development Expenses.  Research and development expenses decreased by $1.3 million, or 24.2%, to $3.9 million in the nine months ended August 31, 2003 from $5.2 million in the nine months ended August 31, 2002, due to reduced spending in both Wireless and Connectivity and Security Printing Solutions. The total research and development expenses for the first nine months of fiscal 2003 included $2.5 million for Security Printing Solutions and $1.4 million for Wireless and Connectivity Solutions. Research and development expenses as a percentage of net sales was 9.3% in the nine months ended August 31, 2003 and 12.7% in the nine months ended August 31, 2002. We expect research and development activities to focus primarily on our security printing solutions products and to a lesser extent on enhancements to our wireless networking products. However, we have the ability to redirect our research and development activities as needed based on our product strategies and market opportunities.  We forecast and budget research and development expenses by segment, but not by project.  The anticipated timing for the commercialization of any of our development efforts is not currently known.

Amortization of Intangible Assets.  Amortization of intangible assets decreased by $57,000 to $33,000 in the nine months ended August 31, 2003 from $90,000 in the nine months ended August 31, 2002.  This decrease resulted from no amortization of goodwill in fiscal 2003 compared to amortization of $57,000 in fiscal 2002.

Operating Income (Loss).  Operating income (loss) increased by $3.2 million to income of $0.9 million in the nine months ended August 31, 2003 from a loss of $2.3 million in the nine months ended August 31, 2002.  The operating income as a percentage of net sales was 2.2% in the nine months ended August 31, 2003 compared to loss of (5.6)% in the nine months ended August 31, 2002.

Interest Income.  Interest income decreased by $57,000 to $39,000 in the nine months ended August 31, 2003 from $96,000 in the nine months ended August 31, 2002.  This decrease is the result of reductions in our investment in available-for-sale securities due to working capital requirements and lower rates of interest on invested securities.

Interest Expense.  Interest expense decreased by $24,000 to $9,000 in the nine months ended August 31, 2003 from $33,000 in the nine months ended Augsut 31, 2002.  This decrease was due to reductions in the balance due on notes payable.

Income Taxes.  Income taxes increased to a $0.4 million tax expense in the nine months ended August 31, 2003 from a $0.8 million tax credit in the nine months ended August 31, 2002.  This increase is a result of increased income before income taxes.  Income tax expense (credit) as a percentage of pretax income (loss) was 38.7% in the nine months ended August 31, 2003 compared to (35.0)% in the nine months ended August 31, 2002.

Liquidity and Capital Resources

Cash flows provided by operating activities were $2.7 million in the nine months ended August 31, 2003 compared to $0.9 million in the nine months ended August 31, 2002.  This increase in cash flows provided was primarily due to increased net income, a refund of income taxes, and improved collections of accounts receivable.

Cash flows used in investing activities were $0.4 million in the nine months ended August 31, 2003 compared to cash flows provided by investing activities of $3.3 million in the nine months ended August 31, 2002.  Included in cash flows provided by investing activities in the nine months ended August 31, 2002 was $3.9 million in net maturities of available-for-sale securities.

Cash flows used in financing activities were $44,000 in the nine months ended August 31, 2003 compared to cash flows provided by financing activities of $18,000 in the nine months ended August 31, 2002, due to reduced proceeds from issuance of common stock.

We have a $5.0 million line-of-credit agreement with Comerica Bank.  As of Augsut 31, 2003, there were no borrowings outstanding against the line of credit.  Borrowings under the line of credit bear interest at the lesser of the bank’s reference rate (4.00 % at August 31, 2003) less 0.25% or the bank’s LIBOR rate (1.12 % at August 31, 2003) plus 2% and are limited to 80% of eligible accounts receivable and 50% of eligible inventories if total liabilities to tangible effective net worth is greater than two to one.  No formula is required if total liabilities to tangible effective net worth is less than two to one. In connection with the line-of-credit agreement, we have a $650,000 standby letter-of-credit sub-limit, of which approximately $80,000 was outstanding at August 31, 2003.  This line of credit is secured by substantially all of our assets.  Our borrowing arrangement requires us to comply with certain financial covenants. As of August 31, 2003, we had approximately $4.9 million in availability under the line of credit.  The line-of-credit borrowings are due on demand.  The agreement may be terminated by either party.

We believe that existing cash balances, cash generated by operating activities, and funds available under our credit facility will be sufficient to finance our operating activities for at least the next 12 months, which will include expenditures of approximately $1.9 million for toner compounding equipment, and approximately $400,000 for a new ERP system.  To the extent that the funds generated from these sources are insufficient to finance our operating activities, we would need to raise additional funds through public or private financing.  We cannot assure you that additional financing, if required, will be available on terms favorable to us, or at all.

In March 2001, Troy established a stock repurchase program under which Troy’s common stock, with an aggregate market value up to $4.0 million, may be acquired in the open market.  As of August 31, 2003, Troy had purchased approximately 320,565 shares of common stock in the open market under this stock repurchase program, at an average price of $3.67 per share.  Approximately $2.8 million remains available for future common stock repurchases.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and our use of estimates as reported in our Annual Report on Form 10-K for our fiscal year ended November 30, 2002.

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

We do not utilize derivative financial instruments.  Accordingly, our exposure to market risk is through our foreign currency transactions and through our bank debt which bears interest at variable rates.    We do not hedge our exposure to foreign currency fluctuations. Rather, we monitor our foreign currency exposure on a monthly basis.  Principal foreign currencies are the Euro and the Canadian Dollar.  The bank debt is a revolving line of credit.  Borrowings under the line of credit bear interest at the lesser of the bank’s reference rate (4.00 % at August 31, 2003) less 0.25% or the bank’s LIBOR rate (1.12 % at August 31, 2003) plus 2% and are limited to 80% of eligible accounts receivable and 50% of eligible inventories if total liabilities to tangible effective net worth is greater than two to one.  At August 31, 2003, there were no amounts outstanding under the line of credit agreement and, accordingly, a sustained increase in the reference rate of 1% would not cause our annual interest expense to change.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to TROY is made known to them by others, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On November 21, 2002, Tom Lloyd filed an action in the Superior Court of the State of California in and for Orange County against TROY and its directors, alleging that the defendants breached their fiduciary duties by attempting to provide the Dirk family with preferential treatment in connection with their efforts to complete a sale of TROY (the “Lloyd Action”).  The complaint in the Lloyd Action sought to enjoin an acquisition of TROY by the Dirk family, as well as attorneys’ fees.  On June 25, 2003, TROY announced that it had reached an agreement in principle to settle the Lloyd Action, subject to court approval and other conditions, including consummation of the proposed merger agreement between TROY and Dirk, Inc., a company controlled by Patrick J. Dirk and his family members.  On September 18, 2003, TROY announced that its stockholders had voted against approval of the merger agreement between TROY and Dirk Inc.  As a result, defendants have asked plaintiff to dismiss the action as moot.  Plaintiff has not responded to this request.  Discovery has commenced in this action, but no trial date has been set.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders was held on September 18, 2003, to consider and vote upon a proposal to approve an Agreement and Plan of Merger pursuant to which Dirk, Inc., a newly formed Delaware corporation controlled by Patrick Dirk, the founder of TROY, and his family members, would be merged with and into TROY. The Merger was subject to:

(1)          approval by the holders of a majority of the outstanding shares of TROY’s common stock, and

(2)          approval by the holders of a majority of the shares of TROY’s common stock cast either “for” or “against” the Agreement and Plan of Merger (excluding shares beneficially owned by Dirk, Inc., the Dirk family members and any officers or directors of Dirk, Inc. or TROY).

The voting results were as follows:

	For	Against	Abstain

(1) Approval by holders of a majority of the outstanding shares	7,761,962	1,488,727	23,425
(2) Approval by holders of a majority of the shares cast either “for” or “against,” excluding shares beneficially owned by Dirk, Inc., the Dirk family members and any officers or directors of Dirk, Inc. or TROY.	702,112	1,438,727	N/A

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits.

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                           Reports on Form 8-K

On July 14, 2003, the Company filed a Current Report on Form 8-K dated July 11, 2003 under Item 9. regarding a press release announcing its financial results for the second quarter and six months ended May 31, 2003.

On September 19, 2003, the Company filed a Current Report on Form 8-K dated September 18, 2003 under Item 5. regarding a press release announcing that its stockholders had voted against approval of the merger agreement between the Company and Dirk Inc., a company controlled by Patrick J. Dirk, the founder of the Company, and his family members, pursuant to which Mr. Dirk and his family members would have acquired the outstanding shares of the Company common stock that they do not already own at a price of $2.76 per share in cash.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TROY GROUP, INC.

October 10, 2003	/S/ Patrick J. Dirk
Patrick J. Dirk
Chairman, President and Chief Executive Officer

/S/ James W. Klingler
October 10, 2003	James W. Klingler
Vice President-Finance, Treasurer and Chief Financial Officer