Form 10-K
period 2003-11-30
TROY GROUP INC
filed 2004-02-17
CIK 1060595

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2003

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

As of January 31, 2004, 10,642,677 shares of the Registrant’s Common Stock were outstanding.  The aggregate market value of the Registrant’s outstanding common stock on the last day of the most recently completed second quarter (May 31, 2003) (based upon the last sale price of a share of common stock on that date reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was $12,024,289

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be held on March 29, 2004.

TABLE OF CONTENTS

Item 1.	BUSINESS
General
Organization and Development of Business
Products
Business Strategies
Research and Product Development
Support Services
Sales and Marketing
Strategic Relationships
Competition
Intellectual Property
Environmental and Regulatory Matters
Employees

Item 1A.	CERTAIN IMPORTANT FACTORS

Item 2.	PROPERTIES

Item 3.	LEGAL PROCEEDINGS

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Item 6.	SELECTED FINANCIAL DATA.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Background
Results of Operations
Fiscal Year Ended November 30, 2003 Compared to Fiscal Year Ended November 30, 2002
Fiscal Year Ended November 30, 2002 Compared to Fiscal Year Ended November 30, 2001
Backlog
Liquidity and Capital Resources
Critical Accounting Policies
Contractual Obligations and Commercial Commitments
Recently Issued Accounting Standards

Item 7.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

i

ii

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform act of 1995.  The statements contained in this report that are not historical in nature, such as those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans,” or comparable terminology, are forward-looking statements and are based on current expectations and assumptions.  Such forward looking statements include, but are not limited to, statements regarding the features, benefits and performance of our current and future products and technologies; the development and release of new products and technologies and enhancements to existing products and technologies; future revenues and costs and capital and financing requirements; the protection provided by our patents and other intellectual property; the adequacy of our facilities; the outcome of litigation; the maintenance, expansion and benefits of our strategic relationships and distribution channels; and  our competitive position.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  These risks and uncertainties include but are not limited to the continued demand for printed financial documents; the expected decline in sales of our wired connectivity products; the market acceptance of products incorporating wireless printing technologies; our ability to enhance existing products and develop new products; our ability to hire and retain qualified management, technology and other personnel; the impact of competition from existing and new technologies and companies; and the other factors set forth below under the heading “Certain Important Factors in this report.   These forward-looking statements speak only as of the date of this report.  TROY expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations or any change in the events, conditions or circumstance on which any such statement is based.

We own or have rights to trademarks that we use in connection with the sale of our products.  TROY®, eCheck Secure™, PrintraNet™, TROYmark™,  StarACH™, Etherwind™, Windconnect™, Windport™, EtherSync™, Exact MICR Technology™ (ExMT™) and Exact Positioning Technology™ (ExPT™) are among the trademarks that we own.  This report also makes reference to trademarks and trade names of other companies.

PART I

Item 1.           BUSINESS

General

TROY Group, Inc. (“TROY”) offers a full range of products to its customers in two primary product lines: Secure Payment Systems and Wireless and Connectivity Solutions. Secure Payment Systems include Security Printing Solutions which enable the secure printing and management of checks, and Financial Service Solutions which enable secure electronic payments. Wireless and Connectivity Solutions includes hardware and software solutions that enable enterprises to share intelligent devices, such as printers, either wirelessly or using traditional networks.

We serve a wide variety of industries including financial services, insurance, telecommunications, computer hardware, automotive, personnel, government and others.  We distribute our solutions around the world and market our products through a network of distributors and value-added resellers and a direct sales force.  More than 7,000 customers have purchased our products and services during the last 12 months.

Secure Payment Systems

Security Printing Solutions include state-of-the-art payment systems ranging from high security digital check printing solutions to remote payment solutions.  TROY has been a leading provider of MICR (magnetic ink character recognition) check printing solutions since 1971. The U.S. Treasury prints most of its checks using TROY equipment. TROY is one of the largest manufacturers of desktop MICR toner in the USA, providing specialty MICR toner for TROY and non-TROY MICR printers. In addition, TROY is a leading provider of ribbons for impact MICR printers. Our products provide our customers with payment solutions that offer security, speed, flexibility and efficiency.

Financial Services Solutions offer premiere electronic payment software and services.  We specialize in developing ACH (Automated Clearing House) origination and processing software, as well as Internet check payment solutions. According to the National Automated Clearing House Association (NACHA), over 12,000 ACH system participants settle over six billion payment transactions each year.  We have developed an expertise in this technology and today have several software and processing solutions that serve both our bank and commercial customers.  Our systems, products and services all support the rapidly growing ACH financial settlement process, which is at the root of most commercial online transactions.

 AT&T Corporation, Bank of America Corporation, Farmers Group, Inc. (Farmers Insurance), Fidelity Investments, Hitachi Koki, IBM, J.P. Morgan Chase, Manpower Inc., Marsh USA, Paychex, Inc., Progressive Insurance, Unisys, U.S. Postal Service, and Wells Fargo & Company are among the Secure Payment Systems customers who have purchased products during the last 12 months

Wireless and Connectivity Solutions

Wireless & Connectivity Solutions include hardware and software solutions that enable enterprises to share intelligent devices like printers either wirelessly or using traditional networks. We have been a premiere supplier of hardwired network printing solutions since 1991, and we began commercial shipments of our wireless products in 2001.

Our hardwired network products are recognized worldwide for supporting a large number of protocols and network operating systems.  Although we have traditionally focused on printer connectivity (print servers) for local area networks (LANs), our products now enable many different devices to send and receive data and/or to be controlled, monitored, and diagnosed via a LAN and the Internet. Brother Industries, Ltd., Eastman Kodak Company, Oki Data Americas, Inc., Xerox Corp. and DaimlerChrysler AG are among the Wireless and Connectivity customers who have purchased products during the last 12 months.

Organization and Development of Business

TROY Group, Inc. is the result of various mergers and acquisitions by a company originally founded in 1982.  The founding company adopted the TROY Group name and incorporated in California in 1996 and reincorporated in Delaware in May 1998.  Today, we are organized into two business segments: Secure Payment Systems (previously Security Printing Solutions and TROY Systems) and Wireless and Connectivity Solutions (previously TROY Wireless).

In October 1998, we merged XCD Incorporated, a leading supplier of network connectivity solutions, into TROY Wireless Company, formerly TROY XCD, Inc.  This business is now a part of Wireless and Connectivity Solutions.

In May 1999, we acquired the remaining outstanding shares of Telgate Systems, Inc. (formerly Telgate Equipment Corporation), a Canadian software development company.  This business is now a part of Secure Payment Systems.

In February 2000, we acquired American Development (AMDev), Inc., an ACH (Automated Clearing House) software development and processing company.    This business is now a part of Secure Payment Systems.

In May 2000, we acquired CableNet Technologies, a North Carolina based company which specialized in printer enhancement and connectivity technology, enhancing our technology platform to include IBM mainframe and midrange connectivity capabilities, as well as security and forms management products.  This business is now part of Wireless and Connectivity Solutions.

In May 2001, we acquired the hardware printing solutions operations of Extended Systems Incorporated (“Extended Systems”), significantly enhancing our distribution capabilities, technology portfolio and customer base in this area of our business.  This business line is now a part of Wireless and Connectivity Solutions.

On March 21, 2003, TROY announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dirk, Inc., a Delaware corporation controlled by Patrick J. Dirk and his family members.  Under the terms of the Merger Agreement, Dirk, Inc. would merge with TROY (the “Merger”) and stockholders of TROY (other than Dirk, Inc., the Dirk family members and officers and directors of Dirk, Inc. and TROY) would receive $2.76 per share, in cash, for each outstanding share of TROY common stock owned by such stockholders.  On September 18, 2003, TROY announced that its stockholders had voted against approval of the Merger Agreement, and as a result the Merger Agreement was terminated.

Our principal executive offices are located at 2331 South Pullman Street, Santa Ana, California 92705, and our telephone number at that location is (949) 250-3280. Information regarding our reportable business segments and geographical information is contained in Note 13 to our financial statements on page F-20 of this report, and is incorporated in this item by reference.

Products

Secure Payment Systems

Our Secure Payment Systems business segment provides payment systems ranging from high security digital check printing systems to electronic payment and funds transfer solutions.  Our systems are used to transfer funds between bank accounts using paper checks or electronic ACH processes.  Our products provide our customers with payment solutions that offer security, speed, flexibility and efficiency.

Over the past decade there has been a dramatic shift from mainframe computer systems to networked computing environments.  Due to this fundamental shift in the way corporations store and manage financial payment data, IT departments are now faced with the challenge of providing users with secure methods to make financial payments remotely and maintain control over cash.  Our Secure Payment Systems business segment, through our MICR desktop check printing system, was one of the first to develop a technology to effectively distribute payments electronically to multiple end-users both within and outside an organization.

The emergence and adoption of enterprise-wide and web-based software applications is also changing the way organizations generate and securely distribute financial payments.  Although many software applications include basic financial reporting functionality, they generally do not adequately address an enterprise’s need to electronically transmit and output financial payments across networked computing environments or the Web.  Secure Payment Systems is focused on systems for back office processing as well as web, stand-alone or networked payment initiation.

We have been experts in the payment systems marketplace since 1971, and our experience has helped make us a worldwide provider of secure financial payment systems.  Today, our services include a full array of secure payment solutions capable of addressing both print and electronic situations.  Secure Payment Systems’ products are now organized into two product groups:  Security Printing Solutions, and Financial Service Solutions.

Security Printing Solutions. We began developing MICR check printing systems in 1971 and today we are a worldwide provider of MICR check printing systems and related supplies.  In 1984 we began installing secure payment systems for the U.S. Treasury that are still in operation today.   With the advent of laser technology and networking, we have expanded our products to serve the needs of virtually every business that issues a check.

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

We have been a strategic partner with Hewlett-Packard (“HP”) since 1993.  This relationship provides our customers with all of the benefits of high-quality payment solutions combined with the features, functionality, and reliability provided by HP printers.  We offer various levels of high-quality MICR payment solutions based on laser technology.  Our laser solutions range in print speeds from 15 to 50 pages per minute and combine laser-quality business documents with high-quality MICR coding.

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

We also offer our own proprietary MICR software solutions that streamline payment processes by printing checks with security and ease on blank check stock.  Authorized finance, accounts payable and payroll staff can merge accounting data with our software to create and print checks securely and easily from different bank accounts, using multiple signatures, in a one-step process.  Our two primary check printing solutions are ChequeScribe I and ChequeScribe II Secure.

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

Laser payment solutions require imaging supplies on an ongoing basis.  We develop and market imaging supplies that are uniquely formulated for specific output devices.  As new output devices are developed, our chemical engineers combine their expertise with our advanced research and development equipment to design proprietary formulations.  Our imaging supplies are then produced in our sophisticated, computerized manufacturing facility.  We are recognized by our customers as a high-quality developer and manufacturer of proprietary imaging supplies.  TROY is one of the largest MICR toner manufacturers in the USA and precision-manufactures high quality MICR toner cartridges for laser printers.  We also offer other toners, ribbons and accessories for use with other than TROY printing devices, and additional supplies which include fluorescent and indelible ribbons, post-encoding ribbons, jumbo rolls, standard toner, paper handling accessories and check security paper.  In addition, we offer maintenance contracts to our customers on an annual, monthly and hourly basis.  A major part of our maintenance work is subcontracted to third party vendors.

Financial Service Solutions. We specialize in developing ACH (Automated Clearing House) origination and processing software, as well as Internet check payment solutions. According to the National Automated Clearing House Association (NACHA), over 12,000 ACH system participants settle over six billion payment transactions each year.  We have developed an expertise in this technology and today have several software and processing solutions that serve both our bank and commercial customers.  Our systems, products and services all support the rapidly growing ACH financial settlement process, which is at the root of virtually every commercial online transaction.

Our software and services consist of the following:

•                  StarACH is our newest Windows-based ACH software product.  StarACH is an enterprise-class, Internet-ready system capable of high-speed processing.  It provides an alternative to the legacy mainframe-based ACH systems that are still being used by most banks.

•                  VIP and NOVA are our Windows-based ACH software systems for small and medium transaction originators.  These systems support the requirements of financial institutions for in-house processing of ACH items.  These systems provide a simple, inexpensive solution to banks, credit unions and savings and loans upgrading from manual Fedline entry of ACH transactions.

•                  AutoDraft is our desktop ACH origination system for corporate users in networked or stand-alone situations.  This software system provides a full array of ACH transaction types, simplified database entry and management as well as NACHA file formatting.  Batch transaction files are transmitted to the bank or to our Nashville Data Center for TROY ACH processing.  AutoDraft is a flexible, inexpensive solution to electronic payments, collections, payroll and other disbursements.

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

•                  AutoDraftNET is our newest Internet product that will be launched in early 2004.  AutoDraftNET allows users to leverage the ubiquitous Internet technology to create ACH files.  This increases the speed of centralizing and managing ACH transactions from an unlimited number of customers and branch locations.

•                  SuperNOVA is a new software product that will be launched in 2004.  SuperNOVA is designed for small to medium size customers who are looking for robust functionality to streamline their ACH operations.  Features include risk management controls to set file limits and manage incoming and outgoing ACH files, as well as warehouse query features that reduce the stress of handling many ACH transactions.

Wireless and Connectivity Solutions

Our Wireless and Connectivity Solutions business segment provides hardware and software solutions that enable enterprises to share intelligent devices like printers either wirelessly or using traditional networks.  Our Wireless and Connectivity Solutions business segment has been a supplier of hardwired network printing solutions since 1991.  Our wireless products allow a range of devices to exchange information via Bluetooth™ and 802.11b short-range radio connections.  Wireless and Connectivity Solutions Products are organized in two product groups:  connectivity products and wireless products.

Connectivity Products. Our connectivity products support a number of protocols and network operating systems.  Although we have traditionally focused on printer connectivity (print servers) for local area networks (LANs), our products now enable devices to send and receive data and/or to be controlled, monitored, and diagnosed via a LAN and the Internet.

Our connectivity products include:

•                  XJet. The XJet Ethernet and Fast Ethernet print servers plug into the internal slot of Hewlett-Packard LaserJet® printers.

•                  Pony, Xconnect, PocketPro, and ExtendNet. These print servers support 1, 2, or 4 printers and work on Ethernet  and/or Fast Ethernet networks.

•                  Serial Server. The Serial Server connects a wide range of devices, such as medical instrumentation, numerical control equipment, LED signs to Ethernet networks.

•                  Soft Print Server. The Soft Print Server is a software solution that can be integrated into our customer’s product and provides the same benefits as exist in our hardware solutions.

•                  OEM products. TROY develops custom hardware products for OEM applications.

Wireless Products. Over the past several years, there has been increased adoption of various mobile computing technologies.  As a result, computer users are now faced with the challenge of outputting data from mobile devices through stationary PC/peripheral configurations and/or local area networks (“LANs”) that are not specifically configured to interoperate with the mobile data sources.  In this new age of mobile information, there is a growing need for intelligent devices such as PC’s, cellular telephones, Personal Digital Assistants (PDA’s), printers, and digital cameras to exchange information with each other.

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

•                  EtherBridge Ethernet 802.11b Bridge. Our EtherBridge provides 801.11b connectivity to networked printers and other networked industrial devices.

•                  OEM Modules. Our OEM modules provide custom embedded solutions to our customer’s applications, from middleware/firmware to turnkey hardware/firmware solutions.

Bluetooth is a low-cost wireless technology that is especially useful for enabling small, battery-powered mobile devices like cellular telephones to communicate with other mobile or fixed devices at distances up to 10 meters (33.7 feet).

Our current Bluetooth products include:

•                  WindConnectII™ Print Adapter. Our WindConnectII™ Print Adapter can be attached to most printers enabling them to receive data without wires or cables and print from PCs, laptops, PDA’s and cellular phones.

•                  OEM Modules. We provide custom embedded solutions to our customer’s applications, from middleware/firmware to turnkey hardware/firmware solutions.

Business Strategies

Our goal is to increase shareholder value through profitable growth, and we intend to pursue this goal by focusing on the following strategies.

Develop New Products for our Customers.  We achieved a leadership position in MICR check printing by investing in research and development, introducing high-quality products and focusing on satisfying the needs of both our OEM customers and end users.  We intend to continue to invest in research and development to enhance our current technologies and to introduce new products based on input from our existing customers.

Expand Distribution Channels.  We believe that expanding both our U.S. and International distribution channels is an important component of our growth strategy. As a result, we are actively recruiting distributors, dealers and VARs (Value Added Resellers) both domestically and internationally.

Leverage Strategic Alliances.  We currently partner with various software, firmware, hardware and financial service companies in offering solutions that assist us in meeting our customers’ needs.  We intend to continue to aggressively pursue new strategic alliances that we believe will enable us to enter new markets, expand our distribution channels and enhance our product and service offerings.  We currently have management resources dedicated to developing these types of strategic alliances.

Improve Manufacturing and Operating Costs. In addition to reviewing all operations for cost reduction opportunities, we are implementing a new ERP (enterprise resource planning) system. We expect this system to improve operational efficiencies and work flows, eliminate several manual systems, improve customer service and reduce cost.  We intend to continue to review the performance of our business segments and product lines to determine if we will invest, maintain or discontinue those operations.  We evaluate business performance based on profitability, competitive advantage in the market and growth potential.

There can be no assurance that we will be successful in pursuing these business strategies, which necessarily involve certain risks (see “Certain Important Factors” on page 13).

Research and Product Development

We are committed to growing our business through research and development, and it is one of our major business strategies.  We seek customer feedback in the product design process in order to meet changing requirements, and are committed to developing functional and integrated solutions in a rapid and efficient manner.  As of January 31, 2004, we employed approximately 29 persons in our research and development efforts.  Our highly trained staff of software, electrical, mechanical and chemical engineers is focused on principal research and development activities such as:

•                  developing secure printing solutions;

•                  creating proprietary imaging supplies;

•                  developing software and firmware for Wireless and Connectivity products;

•                  developing new products that provide solutions for our strategic business partners; and

•                  developing electronic payment solutions.

Support Services

We offer technical support, maintenance and on-site services, portions of which are provided by third parties.  We provide technical support through a toll-free telephone line and through our web site at www.troygroup.com.  We also provide on-site service through yearly maintenance contracts or on a time-and-materials basis.

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

Sales and Marketing

Our two business segments, Secure Payment Systems and Wireless and Connectivity Solutions, have independent sales and marketing organizations.  They focus on their respective product groups.  They are similar in that they market products to Fortune 1000 companies through a direct sales force, and to small and mid-size businesses primarily through a network of distributors and value-added resellers.  Our products are represented internationally, primarily through a distributor network.

Our Secure Payment Systems segment markets check printing solutions to financial services, insurance, telecommunications, computer hardware, automotive, personnel, government and other customers.  Our base of more than 5,000 active Secure Payment Systems customers include many Fortune 1000 companies and the AT&T Corporation, Bank of America Corporation, Farmers Group, Inc. (Farmers Insurance), Fidelity Investments, Hitachi Koki, IBM, J.P. Morgan Chase Bank, Manpower Inc., Marsh USA, Paychex, Inc., Progressive Insurance, Unisys, U.S. Postal Service, and  Wells Fargo & Company are among the Secure Payment Systems customers that purchased payment products during the last 12 months.

We sell our Wireless and Connectivity Solutions through OEM partners, value-added resellers, distributors and directly to corporations.  Our OEM customers include companies such as Oki Data Americas, Monarch, Zebra, Brother, and Eastman Kodak,  We have co-marketing arrangements with Sony Europe, Compaq, and Kyocera.  Through our German sales team, we sell directly to major corporations such as Daimler Chrysler and Siemens.

We promote our products through our web site, trade shows, advertising and direct marketing materials as well as referrals from our strategic business partners, including Texas Instruments, Atmel, Intersil Corporation, HP, IBM, and Standard Register.

Strategic Relationships

In fiscal year 2003, TROY continued to establish and enhance relationships with key industry and technology partners.

The digital check printer market continues to be an important part of our business, and we are continuing to develop new products to address the needs of the market.  Since 1993, we have also maintained a strategic relationship with HP’s various printing groups.  In addition, we are a member of HP’s LaserJet Integrated Solutions Partner Support Program (ISPS), a select group of third-party solutions partners.  As a member of this group, we work with HP on architecture issues for new product development.  We also entered into a technology co-development agreement with HP to develop a next generation Bluetooth printer adapter.  We anticipate that this technology will be integrated into HP and TROY Bluetooth products in 2004.  We believe that our relationship with HP gives us a competitive advantage in marketing our products, primarily because of HP’s reputation as the leading provider of laser printers throughout the world.

We have a joint marketing relationship with IBM, the world leader in the development and manufacture of advanced information technology.  In an agreement with TROY, IBM has agreed to purchase from us all of its MICR toner requirements for the IBM 3900, InfoPrint 4000, and the soon-to-be-released IBM 4100 family of high-speed laser printers.

We are an OEM supplier to Standard Register.  Standard Register is a recognized leader in delivering document management systems, products and services to healthcare, financial and general business markets.  We private-label MICR and multi-purpose printers for Standard Register,

During fiscal 2003 we continued to ship our EtherWind 802.11b print server to Epson as part of an OEM agreement in which the EtherWind is bundled with the Epson Stylus C82 inkjet printer.

Competition

The market for our products is highly competitive and subject to rapid technological change.  We compete principally on the basis of the quality, flexibility, convenience and security of our products and services.  Overall, we believe that we are well positioned in our industry and compete favorably as a result of:

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

Secure Payment Systems

Security Printing Solutions.  Our primary competitors in networked computer payment solutions are Source Technologies, Xerox, ACOM Solutions, and Rosetta.  We believe that our current relationship with HP gives us a competitive advantage in the MICR printing market, primarily because of HP’s reputation as the leading provider of laser printers worldwide.

We compete in the specialty toner and ribbon market primarily on the basis of quality and service.  Color Image is our most significant competitor with respect to our toner products.  Our significant competitors with respect to ribbons are Nu-Kote International, Fuji Copian Corporation and Columbia.  We position ourselves as a full-service provider, with a pricing strategy that reflects our quality, reliability, precision of formulation and available customer support.  We believe we have been able to maintain a leadership position in the MICR printer and imaging supplies business as a result of advanced technological features (including security), high levels of quality and value-added services.

Financial Services Solutions.  We develop, market and support a variety of software systems.  Our key competitors are CheckFree, Goldleaf Technologies, and Politzer & Haney for ACH processing systems.  We believe our software systems have unique features that competitively differentiate them from other providers.  We continue to develop enhancements to our core software systems that, we believe, will continue to provide unique capabilities to our software users.

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

Wireless and Connectivity Solutions

Wireless Solutions.  The Bluetooth and 802.11b wireless markets are emerging markets.  Our primary competitors in the Bluetooth market are MPI, AnyCom and Axis Communications.  In addition, HP, NEC and Samsung have delivered Bluetooth capabilities on their lines of printers.  Our competitors in the 802.11b printer connectivity market are HP, Buffalo, Linksys, D-Link, Sercomm, and Komatsu.    Our primary competitors in the Bluetooth software protocol stack market are Extended Systems Inc. and Widcomm Inc.  Other competitors include IVT Corporation, Stonestreet One, Inc., and several other smaller companies.  We believe that our focus on enterprise class functionality and performance are key differentiators in the wireless solutions market.

Connectivity Solutions.  In the print server market, HP,  Axis, S.E.H., Lantronix, Silex and Lexmark offer competing products that are suitable for multiprotocol enterprise network printing applications.  There are many other commodity print servers, including very low-cost products, but such commodity print servers are not usually suitable for enterprise networks due to inadequate protocol support and features, limited customer support and low performance.  In addition, we believe our support of both PrintraNet and IPP Internet connectivity provides an advantage over many of our competitors.  Although HP makes print servers, we do not generally consider them a direct competitor.  This is because we are a HP partner providing DEC and Banyan VINES connectivity solutions that are not available on HP products.

Intellectual Property

We have certain proprietary printing system components, manufacturing processes, information, knowledge, trademarks and tradenames.  We rely on a combination of patent, trademark, trade secret and other intellectual property laws, nondisclosure agreements with employees and internal confidentiality measures to protect our intellectual property rights and confidential information.  We seek patents from time to time on products and processes.  The decision to seek additional patents is based on an analysis of various business considerations such as the cost of obtaining a patent, the likely scope of patent protection and the benefits of patent protection relative to relying on trade secrets protection and other measures.

We also rely on specialized know-how and continuing technological innovation to develop and maintain our competitive position.

As of January 31, 2004, we held seven United States patents.  Our existing patents primarily cover components of our impact printing systems and proprietary consumables.  There can be no assurance that our issued patents will provide meaningful protection of our products and technologies.  In addition, patent applications can be denied or significantly reduced before issuance.  Moreover, there can be no assurance that third parties will not assert intellectual property infringement claims against us or that, if such claims are asserted, we would prevail or be able to obtain any necessary licenses.

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

Employees

As of January 31, 2004, we employed approximately 215 persons.  None of our employees are represented by a labor union or covered by a collective bargaining agreement.  We have not experienced any work stoppages and consider relations with our employees to be good.

Available Information

Our Web Site is http://www.troygroup.com.  We make available free of charge, on or through our Web Site, our annual, quarterly and current reports, as well as any amendments to these reports, as soon as reasonably practicable after electronically filing these reports with the Securities and Exchange Commission.  Information contained on our Web Site is not a part of this report.  We have adopted a code of ethics applicable to our principal executive, financial and accounting officers.  We make our code of ethics available free of charge upon request.

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

Because we provide solutions that allow enterprises to distribute and print information, our business depends in large part on the continued demand for printed documents.  Demand for these solutions could decline if businesses and organizations move toward “paperless” environments and reduce their dependence on printed documents.  Demand for printed financial documents may be reduced as a result of competition from alternate financial document delivery or payment methods, such as electronic banking, electronic commerce, on-line services and other electronic media.  We cannot assure you that changes in the business environment or competition from alternate financial document delivery or payment methods will not significantly erode the demand for our products and cause our business to suffer.

We expect that the market for wired connectivity products will continue to decline, and there is no assurance that we will be able to increase our market share or offset this potential decline through increased sales of other products.

We anticipate that the market for our wired connectivity products, which constitute a significant portion of our overall sales of Wireless and Connectivity Solutions, will decline as these products are at or approaching end of life.  In order to maintain and increase revenues we must increase our market share.  In addition, it will be necessary for us to offset this potential decline in sales of wired connectivity products through increased sales of other products.  There is no assurance that we will be successful in growing market share or achieving increased sales in other products.

The success of our wireless solutions depends on our ability to develop and introduce on a timely basis new products for existing and emerging wireless communications markets and the ability of these products to gain market acceptance.

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

Rapid technological advances, obsolescence and large fluctuations in demand and changing industry standards characterize the markets for our current products.  Our existing and development-stage products may easily become obsolete if our competitors introduce newer or better technologies or if industry standards change.  To be successful, we must continually enhance our existing products and develop and introduce other secure payment system products and wireless and connectivity products.  If we fail to adequately anticipate or respond to changing technological developments and standards or customer requirements, or if we are significantly delayed in developing and introducing products, our business will suffer.  In addition, our success in this rapidly changing environment depends on our ability to appropriately refocus our management attention and other resources on the emerging technologies and standards that will ultimately gain market acceptance.

We face significant competition that may negatively impact our revenues, gross margins and market share.

We face increased competition in developing and selling secure payment systems as well as our wireless and connectivity solutions.  Many of our competitors in this market have substantially greater financial, development, marketing and personnel resources than we have.  We cannot assure you that we will be able to compete successfully against our current or future competitors.  Increased competition may result in price reductions, lower gross margins and loss of market share.

We maintain strategic supply, OEM and marketing arrangements, and termination of these relationships could adversely affect our revenues and earnings.

We maintain and depend on strategic relationships with a number of companies, including Certegy, HP, IBM, Novell, and Standard Register.  These relationships include supply, OEM, marketing and service arrangements which are important to our business.  Certain of these relationships are not covered by written agreements and could be terminated at any time.  If our relationship with any of these companies were to end, our revenues and earnings could fall.  We cannot assure you that we will be able to maintain our strategic relationships with these companies.

We sell a significant portion of our products internationally, which exposes us to currency fluctuations and other risks.

We sell a significant amount of our products to customers outside the United States.  International sales accounted for 17.5% of our net sales in the year ended November 30, 2003.  International sales represented 17.0% of our net sales in the fiscal year ended November 30, 2002, and 14.9% of sales in the fiscal year ended November 30, 2001.  We expect that shipments to international customers will continue to account for a material portion of our net sales.  Sales outside the United States involve the following risks, among others:

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

Because we denominate some of our international sales in U.S. dollars, currency fluctuations could also cause our products to become less affordable or less price-competitive than those of foreign manufacturers.  We cannot assure you that these factors will not have a material adverse effect on our international sales.  Any adverse impact on our international sales would affect our results of operations and would cause our business to suffer.  In addition, currency fluctuations could result in transaction or translation gains or losses which could have an effect on our net sales and profits.

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

•                  costs and benefits of new product and service introductions; and

•                  customer order and shipment timing.

Because of these factors, our quarterly operating results are difficult to predict and are likely to vary in the future.  If our revenues or earnings are below expectations in any quarter, our stock price is likely to drop.

Patrick J. Dirk and his family members beneficially own approximately 67% of our common stock and this concentration of ownership allows them to control all matters requiring stockholder approval, could delay or prevent a change in control of TROY and limits the trading volume for our shares.

Patrick J. Dirk and his family members beneficially own approximately 67% of our outstanding common stock. As a result, Mr. Dirk and his family members are able to control all matters requiring stockholder approval, including election of directors, and could delay or prevent a change in control of TROY.  In addition, because of the significant percentage of outstanding shares beneficially owned by Mr. Dirk and his family members and the fact that they have not historically traded their shares to any significant extent, the trading volume for shares of our common stock has been, and continues to be, limited.  As a result, many stockholders may not be able to sell their shares without a significant impact on the market price of our common stock.

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

Item 2.  PROPERTIES

We currently lease approximately 37,000 square feet of space for our headquarters in Santa Ana, California.  Our other facilities are located in Wheeling, West Virginia, where we lease approximately 77,000 square feet for a manufacturing facility; in Nashville, Tennessee, where we lease approximately 5,300 square feet; in Coquitlam, British Columbia, where we lease approximately 3,900 square feet; and in Herrenberg, Germany, where we lease 6,000 square feet.  We consider our present facilities to be sufficient for our current operations. The facilities in Santa Ana, California, Wheeling, West Virginia, Nashville, Tennesee, and Coquitlam, British Columbia are used by the Secure Payment Systems business segment. The facilities in Santa Ana, California, Wheeling, West Virginia, and Herrenberg, Germany are used by the Wireless and Connectivity Solutions business segment.

Item 3.  LEGAL PROCEEDINGS

On November 21, 2002, Tom Lloyd filed an action in the Superior Court of the State of California in and for Orange County against TROY and its directors, alleging that defendants breached their fiduciary duties in connection with the Merger by attempting to provide the Dirk family with preferential treatment in connection with their efforts to complete a sale of the TROY. The complaint sought to enjoin an acquisition of TROY by the Dirk family, as well as attorneys’ fees. Following termination of the Merger Agreement, the plaintiff filed a motion for dismissal of the action and award of attorney’s fees and expenses of $387,250.  TROY filed a motion in support of the plaintiff’s motion for dismissal of the action and in opposition to plaintiff’s motion for fees.  The court has issued a ruling granting the motion for dismissal, and continuing the motion for attorney’s fees to March 4, 2004. TROY has accrued an estimate of expenses to be incurred in connection with this litigation in fiscal 2003 in excess of the deductible amount, which was recorded as an expense in the fiscal 2002 financial statements.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders was held on September 18, 2003, to consider and vote upon a proposal to approve the Merger Agreement and related Merger. The Merger Agreement and related Merger were subject to:

(1)               approval by the holders of a majority of the outstanding shares of TROY’s common stock, and

(2)               approval by the holders of a majority of the shares of TROY’s common stock cast either “for” or “against” the Merger Agreement and related Merger (excluding shares beneficially owned by Dirk, Inc., the Dirk family members and any officers or directors of Dirk, Inc. or TROY).

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED           STOCKHOLDER MATTERS.

Common Stock Information

Our common stock was traded on the Nasdaq National Market from July 21, 1999 until December 31, 2002 under the symbol “TROY”.  From December 31, 2002 to May 14, 2003, our common stock was quoted on the National Quotation Bureau, commonly referred to as the “Pink Sheets” under the symbol “TROY.”  Since May 15, 2003, our common stock has traded again on the Nasdaq National Market under the symbol “TROY”.  The following table sets forth, for each of the fiscal periods indicated, the range of high and low sale prices per share as reported by the Nasdaq National Market.  These prices do not include adjustments for retail mark-ups, mark-downs or commissions.  As of January 31, 2004, there were approximately 130 record holders of our common stock.

Fiscal 2002	High	Low
First Quarter	$2.16	$1.50
Second Quarter	$2.85	$1.40
Third Quarter	$2.84	$2.58
Fourth Quarter	$3.06	$2.43

Fiscal 2002	High	Low
First Quarter	$4.44	$3.35
Second Quarter	$4.55	$3.50
Third Quarter	$4.25	$1.88
Fourth Quarter	$2.43	$0.93

Dividend Policy

We have not declared or paid any cash dividends on our common stock since our public offering.  Any payment of future dividends will be at the discretion of the Board of Directors and will depend on, among other things, TROY’s earnings, financial condition, capital requirements, extent of indebtedness and contractual restrictions with respect to the payment of dividends.  Currently, our ability to declare and pay dividends is restricted by the terms of our line of credit agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 6 to our financial statements.

Equity Compensation Plan Information

The following table sets forth information as of November 30, 2003 about shares of our common stock outstanding and available for issuance under our existing equity compensation plans.  Options granted in the future under the plans are within the discretion of our Compensation Committee and therefore cannot be ascertained at this time.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	1,032,000	$5.63	1,668,000

Equity compensation plans not approved by security holders (2)	106,666	3.50	—
Total	1,138,666	$5.43	1,668,000

(1)          Consists entirely of shares available for issuance under our 1998 Stock Option Plan.

(2)          The Company issued warrants to purchase 350,000 shares of common stock of the Company, of which 106,666 are outstanding at November 30, 2003, to a consultant and an attorney in connection with services provided relating to acquisitions, the Company’s initial public offering and for other services.  No warrants were granted in 2002 or 2003. The warrants expire five years from the date vested.

Item 6.  SELECTED FINANCIAL DATA.

Summary Statements of Operations Data:
(in thousands, except per share data)

For the year ended November 30:	1999	2000	2001	2002	2003
Net sales	$59,121	$52,310	$49,218	$54,998	$56,576
Gross profit	22,531	22,257	18,452	16,987	21,813
Net income (loss)	5,827	2,407	(5,945)	(3,175)	1,020
Basic net income (loss) per share	$0.67	$0.22	$(0.55)	$(0.30)	$0.10
Diluted net income (loss) per share	$0.64	$0.21	$(0.55)	$(0.30)	$0.10
Weighted average diluted shares outstanding	9,116	11,369	10,775	10,647	10,650

Summary Balance Sheet Data:
(in thousands)

At November 30:	1999	2000	2001	2002	2003
Working capital	$25,011	$24,903	$21,170	$19,317	$18,939
Total assets	37,058	42,575	37,007	33,539	34,960
Long-term debt (net of current portion)	331	272	193	120	—
Stockholders’ equity	29,795	35,615	28,732	25,626	26,659

Item 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND       RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included in this report.

Background

TROY offers a full range of products to its customers in two primary product lines: Secure Payment Systems (previously Security Printing Solutions and TROY Systems), and Wireless and Connectivity Solutions (previously TROY Wireless). Secure Payment Systems include Security Printing Solutions which enable the secure printing and management of checks and Financial Service Solutions which enable secure electronic payments. Wireless and Connectivity Solutions include hardware and software solutions that enable enterprises to share intelligent devices, such as printers, either wirelessly or using traditional networks.

Our products have been adopted in a wide variety of industries, including electronic bill payment utilities, retail and brokerage firms, telecommunications, financial services, insurance, computer hardware, automotive, personnel and others. The Company markets its products in 55 countries and has more than 7,000 active customers, including many Fortune 1000 companies.  In fiscal years 2001, 2002, and 2003 there were no customers who accounted for 10% or more of the Company’s net sales.

Secure Payment Systems

Security Printing Solutions include state-of-the-art payment systems ranging from high security digital check printing solutions to remote payment solutions.  TROY has been a leading provider of MICR (magnetic ink character recognition) check printing solutions since 1971. The U.S. Treasury prints most of its checks using TROY equipment. TROY is the largest manufacturer of desktop MICR toner in the USA, providing specialty MICR toner for TROY and non-TROY MICR printers. In addition, TROY is a leading provider of ribbons for impact MICR printers. Our products provide our customers with payment solutions that offer security, speed, flexibility and efficiency.

Financial Services Solutions offer premiere electronic payment software and services.  We specialize in developing ACH (Automated Clearing House) origination and processing software, as well as Internet check payment solutions. According to the National Automated Clearing House Association (NACHA), over 12,000 ACH system participants settle over six billion payment transactions each year.  We have developed an expertise in this technology and today have several software and processing solutions that serve both our bank and commercial customers.  Our systems, products and services all support the rapidly growing ACH financial settlement process, which is at the root of most commercial online transactions.

AT&T Corporation, Bank of America Corporation, Farmers Group, Inc. (Farmers Insurance), Fidelity Investments, Hitachi Koki, IBM, J.P. Morgan Chase Bank, Manpower Inc., Marsh USA, Paychex, Inc., Progressive Insurance, Unisys, U.S. Postal Service, and  Wells Fargo & Company are among the Secure Payment Systems customers who have purchased products during the last 12 months.

Wireless and Connectivity Solutions

Wireless & Connectivity Solutions include hardware and software solutions that enable enterprises to share intelligent devices like printers either wirelessly or using traditional networks. We have been a premiere supplier of hardwired network printing solutions since 1991, and we began commercial shipments of our wireless products in 2001.

Our hardwired network products are recognized worldwide for supporting a large number of protocols and network operating systems.  Although we have traditionally focused on printer connectivity (print servers) for local area networks (LANs), our products now enable many different devices to send and receive data and/or to be controlled, monitored, and diagnosed via a LAN and the Internet. Brother Industries, Ltd., Eastman Kodak Company, Oki Data Americas, Inc., Xerox Corp. and DaimlerChrysler AG are among Wireless and Connectivity Solutions customers who have purchased products during the last 12 months.

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of net sales:

	Fiscal Year Ended November 30,
	2001	2002	2003
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	62.5	69.1	61.5
Gross Profit	37.5	30.9	38.5
Selling, general and administrative expenses	31.9	27.1	25.9
Research and development expenses	12.2	12.5	9.6
Amortization of long-lived assets	2.5	0.3	0.2
Impairment of long-lived assets	11.5	—	—
Operating income (loss)	(20.6)	(9.0)	2.8
Interest income	1.0	0.2	0.1
Interest expense	(0.2)	—	—
Income (loss) before income taxes	(19.8)	(8.8)	2.9
Provision for income taxes (credit)	(7.7)	(3.0)	1.1
Net income (loss)	(12.1)	(5.8)	1.8

Fiscal Year Ended November 30, 2003 Compared to Fiscal Year Ended November 30, 2002

Net Sales.  Net sales in the fiscal year ended November 30, 2003 were $56.6 million, an increase of $1.6 million, or 2.9%, from $55.0 million in the fiscal year ended November 30, 2002.  This increase in net sales represents a $.5 million decrease in sales attributable to the Secure Payment Systems segment and an increase of  $2.1 million in sales attributable to the Wireless and Connectivity Solutions segment.  The decrease in sales in the Secure Payment Systems segment was primarily due to a $.7 million reduction in sales to a major distributor that declared Chapter 11 bankruptcy in May 2003, which was partially offset by increased sales to other existing distributors. The increase in sales in the Wireless and Connectivity Solutions segment was due to increased sales of wired connectivity products.  Sales of wireless products were approximately $1.0 million in fiscal 2003 and $.9 million in fiscal 2002 and have not met our expectations.  We anticipate that sales of wired connectivity products, which constituted a significant portion of our overall sales of Wireless and Connectivity Solutions, will decline as these products are at or approaching end of life.  Net sales of software licensing revenue included in the

Wireless and Connectivity Solutions segment increased from $.8 million in fiscal year ended November 30, 2002 to $.9 million in fiscal year ended November 30, 2003.  Net sales were not significantly affected by price changes.

Cost of Goods Sold.  Cost of goods sold decreased by $3.2 million, or 8.5%, to $34.8 million in the fiscal year ended November 30, 2003 from $38.0 million in the fiscal year ended November 30, 2002.  This decrease was due to cost reductions from the consolidation of manufacturing facilities, decreased sales of Security and Printing Solutions products ($.3 million), and the following decreased costs related to Wireless and Connectivity Solutions:  a decrease of $1.9 million, from $2.6 million in fiscal 2002 to $.7 million in fiscal 2003, in the amount expensed to the inventory reserve for excess and obsolete inventories, and an additional amortization charge in fiscal 2002 of $.7 million to write down capitalized software development costs to net realizable value.  The net realizable value write down and a significant portion of the increased inventory reserve was a result of lower forecasted sales for wireless products. In addition, in the third quarter of fiscal 2003, we increased the inventory reserve for the Wireless and Connectivity Solutions products by $.4 million to reflect a change from a projected one-year usage to a projected six-month usage to more closely match the risk from changes in the technology of the product components.    Cost of goods sold as a percentage of net sales decreased to 61.5 % in the fiscal year ended November 30, 2003 from 69.1% in the fiscal year ended November 30, 2002.

Gross Profit.  As a result of the above factors, gross profit increased by $4.8 million to $21.8 million in the fiscal year ended November 30, 2003 from $17.0 million in the fiscal year ended November 30, 2002.  Gross profit as a percentage of net sales increased to 38.5 % in the fiscal year ended November 30, 2003 from 30.9% in the fiscal year ended November 30, 2002.  Secure Payment Systems and Wireless and Connectivity Solutions gross profit as a percentage of net sales increased by 3.4 % and 22.6%, respectively, in the fiscal year ended November 30, 2003 from the fiscal year ended November 30, 2002. The increase in the Wireless and Connectivity Solutions gross profit primarily resulted from the decrease in the amount expensed to the inventory reserve and the additional amortization charge in 2002, as described above.  Because the gross margin on software solutions tends to be higher than on wireless and connectivity products, gross profit could vary due to changes in the mix of wireless and connectivity products and software solutions sold.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $14.7 million in the fiscal year ended November 30, 2003 decreased by $.2 million, or 1.3%, from $14.9 million in the fiscal year ended November 30, 2002.  A decrease in expenses due to reductions in staff in both the Secure Payment Systems and Wireless and Connectivity Solutions segments in fiscal 2003 was partially offset by an increase in expenses of $1.4 million related to the proposed Merger.   Selling, general and administrative expenses as a percentage of net sales decreased to 25.9 % in the fiscal year ended November 30, 2003 from 27.1% in the fiscal year ended November 30, 2002, primarily due to increased sales in 2003.  We intend to continue reducing general and administrative expenses while investing selectively in the sales force, and adding technical resources as required.

Research and Development Expenses.  Research and development expenses decreased by $1.5 million or 21.7 % to $5.4 million in the fiscal year ended November 30, 2003 from $6.9 million in the fiscal year ended November 30, 2002 primarily due to reduced project spending, primarily for printers and Cheque Scribe II, eCheck Secure, and StarACH software, partially offset by increased spending for new toner development, all of which relates to our Secure Payment Systems segment.  Research and development expenses as a percentage of net sales was 9.6 % in the fiscal year ended November 30, 2003 and 12.5% in the fiscal year ended November 30, 2002.  We have the ability to redirect our research and development activities as needed based on our product strategies and market opportunities.  We forecast and budget research and development expenses by segment, but not by project.  The anticipated timing for the commercialization of any of our development efforts is not currently known.

Amortization of Intangible Assets.  Amortization of intangible assets decreased by $23,000, or 17.6%, to $108,000 in the fiscal year ended November 30, 2003 from $131,000 in the fiscal year ended November 30, 2002, primarily due to no amortization of goodwill in fiscal 2003 as a result of adopting Statement of Financial Standards (SFAS) No. 142 effective December 1, 2002, versus amortization of $73,000 in fiscal 2002.

Operating Income (Loss).  As a result of the above factors, we recorded operating income of $1.6 million in the fiscal year ended November 30, 2003 compared to an operating loss of $(4.9) million in the fiscal year ended November 30, 2002.  Operating income as a percentage of net sales was 2.8 % in the fiscal year ended November 30, 2003 compared to an operating loss as a percentage of net sales of (9.0)% in the fiscal year ended November 30, 2002.

Interest Income.  Interest income decreased by $12,000, or 11.9%, to $89,000 in the fiscal year ended November 30, 2003 from $101,000 in the fiscal year ended November 30, 2002, primarily due to lower rates on our investment of current cash and available for sale securities.

Interest Expense.  Interest expense decreased by $24,000 to $10,000 in the fiscal year ended November 30, 2003 from $34,000 in the fiscal year ended November 30, 2002, primarily due to reduced principal on our long-term debt, which was paid off in November, 2003.

Income Taxes.  We reported  income tax expense of $.6  million in the fiscal year ended November 30, 2003 compared to an income tax credit of $1.7 million in the fiscal year ended November 30, 2002.  The credit in 2002 was due to our operating loss and increases in research and development and other tax credits.  The recoverability of our deferred tax asset is dependant on our ability to generate future taxable income.  The Company will need approximately $16.0 million in pre-tax income to utilize $1.3 million in tax credit carryforward.

Fiscal Year Ended November 30, 2002 Compared to Fiscal Year Ended November 30, 2001

Net Sales.  Net sales in the fiscal year ended November 30, 2002 were $55.0 million, an increase of $5.8 million, or 11.7%, from $49.2 million in the fiscal year ended November 30, 2001.  This increase in net sales represents a $3.7 million increase in sales in the Secure Payment Systems segment and an increase of  $2.1 million in sales in the Wireless and Connectivity Solutions segment.  The increase in sales in the Secure Payment Systems segment resulted from increased orders from existing customers for printers and toner supplies. The increase in sales in the Wireless and Connectivity Solutions segment was due to $3.8 million in sales of wired connectivity products related to our acquisition of the printing solutions operations of Extended Systems which was partially offset by reduced sales of other wired connectivity products.  Sales of wireless products were approximately $.9 million and have not met our expectations.   Net sales of software licensing revenue included in the Wireless and Connectivity Solutions segment increased from $.5 million in fiscal year ended November 30, 2001 to $.8 million in fiscal year ended November 30, 2002.  Net sales were not significantly affected by price changes.

Cost of Goods Sold.  Cost of goods sold increased by $7.2 million, or 23.5%, to $38.0 million in the fiscal year ended November 30, 2002 from $30.8 million in the fiscal year ended November 30, 2001.  This increase was due to increased sales in the Secure Payment Systems segment, and the following increased costs related to the Wireless and Connectivity Solutions segment:  $2.9 million additional costs as a result of our acquisition of the printing solutions operations of Extended Systems, an increase in the inventory reserve of $1.4 million for excess and obsolete inventories, and an additional amortization charge of   $.7 million to write down capitalized software development costs to net realizable value.  The net realizable value write down and a significant portion of the increased inventory reserve was a result of lower forecasted sales for wireless products.  Cost of goods sold as a percentage of net sales increased to

69.1% in the fiscal year ended November 30, 2002 from 62.5% in the fiscal year ended November 30, 2001.

Gross Profit.  As a result of the above factors, gross profit decreased by $1.5 million to $17.0 million in the fiscal year ended November 30, 2002 from $18.5 million in the fiscal year ended November 30, 2001.  Gross profit as a percentage of net sales decreased to 30.9 % in the fiscal year ended November 30, 2002 from 37.5% in the fiscal year ended November 30, 2001.  The gross profit in the Secure Payment Systems and Wireless and Connectivity Solutions segments as a percentage of net sales decreased by 2.1 % and 6.2%, respectively, in the fiscal year ended November 30, 2002 from the fiscal year ended November 30, 2001.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $.8 million or 4.9 % to $14.9 million in the fiscal year ended November 30, 2002 from $15.7 million in the fiscal year ended November 30, 2001.  This decrease primarily was due to reductions in staff in both the Secure Payment Systems and Wireless and Connectivity Solutions segments.  Selling, general and administrative expenses as a percentage of net sales decreased to 27.1 % in the fiscal year ended November 30, 2002 from 31.9% in the fiscal year ended November 30, 2001, due to reductions in expenses.

Research and Development Expenses.  Research and development expenses increased by $845,000 or 14.0 % to $6.9 million in the fiscal year ended November 30, 2002 from $6.0 million in the fiscal year ended November 30, 2001 due to investments in toner development and financial software, both with respect to the Secure Payment Systems segment.  Research and development expenses as a percentage of net sales was 12.5 % in the fiscal year ended November 30, 2002 and 12.2% in the fiscal year ended November 30, 2001.  We have the ability to redirect our research and development activities as needed based on our product strategies and market opportunities.  We forecast and budget research and development expenses by segment, but not by project.  The anticipated timing for the commercialization of any of our development efforts is not currently known.

Amortization of Intangible Assets.  Amortization of intangible assets decreased by $1.1 million, or 89.4%, to $131,000 in the fiscal year ended November 30, 2002 from $1.2 million in the fiscal year ended November 30, 2001.  This decrease was the result of the write-off in fiscal year 2001 of impaired intangible assets associated with our acquisitions.

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

Business Unit	Amount	Segment

XCD	$1,085,000	Wireless and Connectivity
American Development	1,945,000	Secure Payment Systems
CableNet	2,074,000	Wireless and Connectivity
ESI	530,000	Wireless and Connectivity
Total	$5,634,000

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

Operating Loss.  As a result of the above factors, we recorded an operating loss of $4.9 million in the fiscal year ended November 30, 2002 compared to an operating loss of $10.1 million in the fiscal year ended November 30, 2001.  The operating loss as a percentage of net sales was 9.0% in the fiscal year ended November 30, 2002 compared to an operating loss as a percentage of net sales of 20.6% in the fiscal year ended November 30, 2001.

Interest Income.  Interest income decreased by $414,000, or 80.4%, to $101,000 in the fiscal year ended November 30, 2002 from $515,000 in the fiscal year ended November 30, 2001.  This income was due to our investment of current cash and available for sale securities and our cash flows provided by operations.  This decrease is the result of lower rates on our investments in available for sale securities due to our acquisitions, our stock repurchase program and working capital requirements.

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

Liquidity and Capital Resources

Cash flows provided by operating activities were $4.7 million in the fiscal year ended November 30, 2003 compared to $1.4 million provided by operating activities in the fiscal year ended November 30, 2002.  This increase was due primarily to reductions in inventories and accounts receivable, an income tax refund, and net income in fiscal 2003 versus a net loss in fiscal 2002.

Cash flows used in investing activities were $9.3 million in the fiscal year ended November 30, 2003 compared to cash flows provided by investing activities of $4.0 million in the fiscal year ended November 30, 2002. The change in cash flows was due primarily to the purchase of $8.2 million of available-for-sale securities and $1.9 million of equipment in fiscal 2003 and the maturities of $6.7 million of available-for-sale securities in fiscal 2002.

Cash flows used in financing activities were $213,000 in the fiscal year ended November 30, 2003 compared to cash flows used in financing activities of $1,000 in the fiscal year ended November 30, 2002.  The increase in cash used in financing activities primarily resulted from the pay off of the long-term debt.

We have a $5,000,000 line-of-credit agreement with Comerica Bank.  As of November 30, 2003, there were no borrowings outstanding against the line of credit.  Borrowings under the line of credit bear interest at the lesser of the bank’s reference rate (4.0 % at November 28, 2003) less 0.25% or the bank’s LIBOR rate (1.17 % at November 28, 2003) plus 2% and are limited to 80% of eligible accounts receivable and 50% of eligible inventories if total liabilities to tangible effective net worth is greater than two to one.  In connection with the line-of-credit agreement, we have a $650,000 standby letter-of-credit sublimit agreement of which approximately $80,000 was outstanding at November 30, 2003.  This line of credit is secured by substantially all of our assets.  Our borrowing arrangement requires us to comply with certain financial covenants and other restrictions, including our ability to pay dividends. As of November 30, 2003, we had approximately $4,920,000 in availability under the line of credit.  The line-of-credit borrowings are due on demand.  The agreement may be terminated by either party.

We believe that existing cash balances, our available-for-sale securities, cash generated by operating activities, and funds available under our credit facility will be sufficient to finance our operating activities for at least the next 12 months, which will include capital expenditures of approximately $.5 million.  To the extent that the funds generated from these sources are insufficient to finance our operating activities, we would need to raise additional funds through public or private financing.  We cannot assure you that additional financing, if required, would be available on terms favorable to us, or at all.

In March 2001, Troy established a stock repurchase program under which TROY’s common stock, with an aggregate market value up to $4.0 million, may be acquired in the open market.  As of November 30, 2003, Troy has purchased 331,493 shares of common stock in the open market, at an average price of $3.63 per share, under the stock repurchase program.  Approximately $2.8 million remains available for future common stock repurchases.

Critical Accounting Policies and Estimates

Application of Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K.  Critical accounting policies are defined as those that are the most important to the accurate portrayal of our financial condition and results of operations. Critical accounting policies require management’s subjective judgment and may produce materially different results under different assumptions and conditions. Our operations are affected by numerous factors including continued demand for printed documents, development and market acceptance of wireless products, changes in technologies and new laws and government regulations and policies.  We cannot predict what impact, if any, the occurrence of these or other events might have on our operations.  Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, the reserve for slow moving or obsolete inventories, the carrying value and fair value of long-lived and intangible assets and the realizability of deferred tax assets. We have discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed and approved our related disclosure in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following are our critical accounting policies:

Inventories

We value inventories at the lower of cost or market on a first-in, first-out basis.  We use a standard cost system for purposes of determining cost.  The standards are adjusted periodically to ensure they approximate actual costs.  We include materials, labor and manufacturing overhead in the cost of inventories.  We write down the carrying value of our inventory to market value based upon assumptions about future demand and market conditions.  We compare current inventory levels on a product basis to our current sales forecasts in order to assess our inventory balance.  Our sales forecasts are based on economic conditions and trends (both current and projected), anticipated customer demand, expected future products and other assumptions.  Our estimates may differ from actual results due to the quality, quantity and mix of products in inventory, customer preferences and economic conditions and as a result, additional write-downs may be required.

Capitalization of software development costs

Costs incurred in the research, design and development of software for sale to others as a separate product or embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established.  Thereafter, software development costs are capitalized until the products are offered for sale, and amortized to product cost of sales on a straight-line basis over the lesser of five years or the estimated economic lives of the respective products, beginning when the products are offered for sale. At each balance sheet date, we compare the unamortized capitalized costs to the net realizable value of that product. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy our responsibility set forth at the time of sale. For developed software components of a product or process marketed as an integral part of that product or process and not sold separately, we evaluate net realizable value of that component with the total system.  We determine net realizable value considering many of the same factors we use in establishing reserves for estimated obsolete or excess inventory.

Long-lived and intangible assets

Depreciation and amortization of our long-lived assets is provided using the straight-line method over their estimated useful lives. Changes in circumstances such as the passage of new laws or changes in regulations, technological advances, changes to our business model or changes in the capital strategy could result in the actual useful lives differing from initial estimates. In those cases where we determine that the useful life of a long-lived asset should be revised, we will depreciate the net book value in excess of the estimated residual value over its revised remaining useful life. Factors such as changes in the planned use of equipment, customer attrition, contractual amendments or mandated regulatory requirements could result in shortened useful lives.

We periodically review the value of our long-lived tangible and our amortizing intangible assets to determine if impairment has occurred by comparing the carrying value of the long-lived assets with the lowest level of identifiable future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition.  As discussed in Note 14 to the consolidated financial statements, we recorded an impairment loss on certain long-lived assets during fiscal year 2001 based on an evaluation of projected operating income, cash flows and business prospects. In addition, we determined other long-lived assets were not impaired. In making these determinations, the assumptions used by management about future cash flows are critical.  If these expected cash flows are not realized, future additional impairment losses may be recorded.

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets effective December 1, 2002 and performed its initial transitional impairment test as of that date. The provisions of SFAS No. 142 require that the Company allocate its goodwill to its various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. The Company’s reporting units represent components of  its operating segments, which are the same as the reportable segments, identified in Note 13. In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill for the reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded. For the year ended November 30, 2003, no impairment loss was recognized.  The Company’s annual impairment testing date is the beginning of the fiscal fourth quarter, which is September 1.

Evaluation of long-lived and intangible assets

For long-lived assets, other than goodwill, Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires the evaluation for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to the estimated fair value, and the loss recognized in income from continuing operations in the period in which the determination is made. Management has determined that no impairment of long-lived assets exists at November 30, 2003.

Revenue recognition

We recognize revenue from the sale of our check printing equipment and supplies and print servers to end users, distributors, original equipment manufacturers (OEM) and resellers when the price is fixed and determinable, the product is shipped and the title is transferred to the buyer, with economic substance, net of an allowance for estimated returns, as long as no significant post-delivery obligations exist and collection of the resulting receivable is probable and not contingent on resale of the product. Revenue from equipment maintenance contracts on check printing equipment and print servers is recorded as deferred income when billed and is recognized straight-line over the term of the contract.  We provide for estimated reserves based upon our historical rates of returns and allowances.  Actual returns in any future period are inherently uncertain and thus may differ from our estimates.  We accrue for warranty expense at the time revenue is recognized and maintain a warranty accrual for estimated future warranty obligations based upon the relationship between historical and anticipated warranty costs and sales volumes.  To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase resulting in decreased gross profit.

We recognize revenue from software arrangements of our StarACH™ software in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions. Revenue is recognized when persuasive evidence of an arrangement exits and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization or modification of the software.  For arrangements where the software requires significant customization or modification, the Company recognizes revenue for the software license and consulting services portion of the arrangement using the completed contract method of accounting under SOP 81-1. Contracts are considered complete upon customer acceptance.  Maintenance revenue for the StarACH™ software is recognized ratably over the term of the maintenance contract, typically 12 months.

Revenue from software license agreements with OEMs for print servers whereby we provide ongoing support over the term of the contract is recognized when the licensed software is incorporated into the OEMs’ products.

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

Comprehensive Income

Management has determined that the functional currency of its foreign subsidiary located in Canada is the local currency, while the functional currency of its foreign subsidiary located in Germany is the U.S. dollar. Assets and liabilities of the Company’s foreign subsidiary whose local currency is the functional currency are translated into U.S. dollars at the year-end exchange rates. Income and expenses are translated at the average exchange rate for the period and the resulting translation adjustments are accumulated as a separate component of stockholders’ equity, which totaled none and $33,000 at

November 30, 2002 and 2003, respectively. The German subsidiary’s financial statements are remeasured at year-end exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets and liabilities and equity. Income and expenses are translated at the average exchange rate for the period, and translation adjustments are included in income for foreign entities whose functional currency is the U.S. dollar, Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income.  In the fiscal year ended November 30, 2003, unrealized foreign currency gains from translation adjustments of $158,000 were included in Selling, General and Administrative expense, and realized foreign currency gains from transactions denominated in other than respective local currencies of $200,000 were included in Cost of Goods Sold.

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

Stock-based compensation

As allowed by Statement of Financial Accounting Standards (SFAS) No. 123, we have elected to continue to account for our employee stock-based compensation plan using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the common stock to be received at the measurement date. Nonemployee stock-based transactions are accounted for under the requirements of  SFAS No. 123, Accounting for Stock-Based Compensation, which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments.

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Related party operating lease	$1,238,000	$286,000	$857,000	$95,000	$—
Other operating leases	313,000	198,000	115,000	—	—
Split dollar life insurance policy	**	**	**	**	**
Total	$1,551,000	$484,000	$972,000	$95,000	$—

The annual commitments reflected in the table above are based on our November 30 year-end.

**We previously had committed to making payments on the split dollar life insurance policy based on continued employment. As of November 30, 2002 and November 30, 2003, we had a balance of advanced payments of  $2,123,000 and $1,903,000, respectively, to affiliated stockholders in connection with the purchase of split dollar life insurance policies.  Troy and the stockholders have executed split-dollar agreements governing the unsecured non-interest bearing advances. The advances are due on demand, however, we do not anticipate demanding payment in the next 12 months and accordingly we have classified this amount as long-term.  The Sarbanes-Oxley Act of 2002 prohibits extensions of credit in the form of a personal loan to certain company insiders after July 29, 2002.  As a result, since July 29, 2002 the Company has not funded the annual premium payments on these policies.  If the SEC issues new regulations or other guidance that causes us to reevaluate our position, we may demand payment on the advance and terminate our participation in these arrangements.

Pending Accounting Standards

In May 2003 FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires that certain financial instruments previously presented as equity or temporary equity be presented as liabilities.  Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants.  SFAS No.150 is effective for financial instruments issued, entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No.150 is not expected to have a material effect on the Company’s financial position or results of its operations.

In 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised. Prior to FIN 46, a company generally included another entity in the company’s financial statements only if it controlled the entity through ownership of the majority voting interests.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for the Company for all variable interest entities beginning the quarter ending May 31, 2004. We are currently analyzing the effect that the adoption of FIN 46 will have on our results of operations and financial position, but expect that upon the implementation date, it is reasonably possible that we will be required to consolidate the related party leasing entity described Note 10 to our consolidated financial statements.

The financial statements of the related party leasing entity for the year ended November 30, 2003 are currently not available; however, management estimates that if this entity is required to be consolidated under the provisions of FIN 46, it would have no impact on revenues and an insignificant impact on net income.  The assets, primarily land and building, would be less than 5% of total assets, the related liabilities, primarily notes payable to the bank, would be approximately 10% of total liabilities and the net effect on stockholders’ equity would not be material.

The Company paid a total of $270,000 to lease the manufacturing facility during each of the years ended November 30, 2001 and 2002, and $279,000 in the year ended November 30, 2003.  The future minimum lease commitments are included in Note 10 to our consolidated financial statements.

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

Item 7.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

We do not utilize derivative financial instruments.  Accordingly, our exposure to market risk is through our foreign currency transactions and through our bank debt which bears interest at variable rates.    We do not hedge our exposure to foreign currency fluctuations. Rather, we monitor our foreign currency exposure on a monthly basis.  Principal foreign currencies are the Euro and the Canadian Dollar. The assets and liabilities denominated in the Euro at November 30, 2003 are $2.5 million and $1.9 million, respectively.  The assets and liabilities denominated in the Canadian Dollar at November 30, 2003 are  $.8 million and $.3 million, respectively.   The bank debt is a revolving line of credit.  Borrowings under the line of credit bear interest at the lesser of the bank’s reference rate (4.0% at November 30, 2003) less 0.25% or the bank’s LIBOR rate (1.17% at November 30, 2003) plus 2% and are limited to 80% of eligible accounts receivable and 50% of eligible inventories if total liabilities to tangible effective net worth is greater than two to one.  At November 30, 2003, there were no amounts outstanding under the line of credit agreement and, accordingly, a sustained increase in the reference rate of 1% would not cause our annual interest expense to change.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements.

Our consolidated financial statements and related notes are contained on pages F-1 to F-24 of this report.  The index to such items is included on page 37 in Item 15(a)(1).

Quarterly Results

Fiscal 2003 (unaudited)
(in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$14,408	$13,395	$14,671	$14,102
Gross profit	5,970	5,202	5,035	5,606
Operating income	468	278	169	665
Net income	282	190	107	441
Net income per share:
Basic	.03	.02	.01	.04
Diluted	.03	.02	.01	.04

Fiscal 2002 (unaudited)
(in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$13,571	$14,025	$13,649	$13,753
Gross profit	5,414	5,538	3,335	2,700
Operating loss	(298)	(202)	(1,806)	(2,618)
Net loss	(180)	(112)	(1,165)	(1,718)
Net loss per share:
Basic	(.02)	(.01)	(.11)	(.16)
Diluted	(.02)	(.01)	(.11)	(.16)

In the fourth quarter of fiscal year 2002, the Company performed an extensive analysis of the Wireless and Connectivity Solutions segment due to changes in the economic, technical and competitive conditions that occurred during this period.  As a result, of this analysis, the Company recorded a charge for excess and obsolete inventories of $1,878,000, and recorded an amortization charge of $707,000 to write down capitalized software development costs to net realizable value during the fourth quarter.

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

During the period from July 5, 2002 through January 13, 2003, the date we dismissed KPMG, except as set forth in the paragraphs below, there were no disagreements between TROY and KPMG on any matter of accounting principles or practices, or financial statement disclosure, and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

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

Item 9A.  DISCLOSURE CONTROLS AND PROCEDURES

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

  Based on their evaluation as of the end of the period covered by this Annual Report on Form   10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to TROY is made known to them by others, particularly during the period in which this Annual Report on Form 10-K was being prepared.

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

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)                                  Directors of the Registrant.

The information under the caption “Election of Directors – Information About Nominees” and “Other Information About Nominees” in our 2003 Proxy Statement is incorporated herein by reference.

(b)                                 Executive Officers of the Registrant.

The information under the caption “Executive Officers of the Registrant” in our 2003 Proxy Statement is incorporated herein by reference.

(c)                                  Compliance with Section 16(a) of the Exchange Act.

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2003 Proxy Statement is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION.

The information under the caption “Executive Compensation” in our 2003 Proxy Statement is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND                                              MANAGEMENT.

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2003 Proxy Statement is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information under the caption “Executive Compensation – Certain Transactions” in our 2003 Proxy Statement is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information under the caption “Principal Accountant Fees and Services” in our 2003 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)                                  List of documents filed as part of this report:

(1)                                  Financial Statements:

The following financial statements are included in this report on the pages indicated:

Independent auditor’s report
Consolidated balance sheets as of November 30, 2003 and 2002
Consolidated statements of operations for the years ended November 30, 2003, 2002 and 2001
Consolidated statements of cash flows for the years ended November 30, 2003, 2002 and 2001
Consolidated statements of stockholders’ equity as of November 30, 2003, 2002 and 2001
Notes to consolidated financial statements

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

(b)                                 Reports on Form 8-K:

On October 14, 2003, the Company filed a Current Report on Form 8-K dated October 10, 2003 under Item 9.  regarding a press release announcing its financial results for the third quarter and nine months ended August 31, 2003.

(c)                                  Exhibits:

The response to this portion of Item 15 is included as a separate section of this Annual Report on Form 10-K.

(d)                                 Financial Statement Schedules:                                                                   None.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
Troy Group, Inc.
Santa Ana, California

We have audited the accompanying consolidated balance sheets of Troy Group, Inc. and subsidiaries as of November 30, 2003 and 2002, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended November 30, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Troy Group, Inc. and subsidiaries as of November 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 5 to the financial statements, effective December 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”

McGLADREY & PULLEN, LLP

/s/ McGladrey & Pullen, LLP

Irvine, California

February 12, 2004

TROY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	November 30,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$6,615,000	$1,727,000
Investment in available-for-sale securities	497,000	8,000,000
Accounts receivable, less allowance for doubtful accounts 2002 $884,000; 2003 $393,000	9,227,000	8,419,000
Income tax refund receivable	1,076,000	—
Inventories	5,540,000	4,891,000
Prepaid expenses and other	440,000	1,414,000
Deferred tax assets	3,715,000	2,789,000

Total current assets	27,110,000	27,240,000

Equipment and leasehold improvements, net	2,039,000	3,213,000
Goodwill, net	235,000	281,000
Other assets, including receivable from stockholders 2002 $2,123,000; 2003 $1,903,000	4,155,000	4,226,000

Total assets	$33,539,000	$34,960,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$73,000	$—
Accounts payable	4,138,000	2,172,000
Accrued expenses	2,218,000	4,322,000
Deferred revenue	1,364,000	1,807,000

Total current liabilities	7,793,000	8,301,000

Long-term debt, net of current portion	120,000	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, authorized 5,000,000 shares; issued none	—	—
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 2002 10,969,657 shares; 2003 10,974,170 shares	110,000	110,000
Additional paid-in capital	21,113,000	21,122,000
Accumulated other comprehensive income	—	33,000
Retained earnings	5,578,000	6,598,000
	26,801,000	27,863,000
Less cost of treasury stock 2002 320,565 shares;2003 331,493 shares	1,175,000	1,204,000

Total stockholders’ equity	25,626,000	26,659,000

Total liabilities and stockholders’ equity	$33,539,000	$34,960,000

See Notes to Consolidated Financial Statements.

TROY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended November 30,
	2001	2002	2003

Net sales	$49,218,000	$54,998,000	$56,576,000

Cost of goods sold (including rent paid to majority stockholders: 2001and 2002 $270,000; 2003 $279,000)	30,766,000	38,011,000	34,763,000

Gross profit	18,452,000	16,987,000	21,813,000

Operating expenses:
Selling, general and administrative	15,681,000	14,908,000	14,676,000
Research and development	6,027,000	6,872,000	5,449,000
Amortization of intangible assets	1,235,000	131,000	108,000
Impairment of long-lived and intangible assets	5,634,000	—	—
	28,577,000	21,911,000	20,233,000

Operating income (loss)	(10,125,000)	(4,924,000)	1,580,000

Interest income	515,000	101,000	89,000
Interest expense	(138,000)	(34,000)	(10,000)

Income (loss) before income taxes (credit)	(9,748,000)	(4,857,000)	1,659,000

Provision for income taxes (credit)	(3,803,000)	(1,682,000)	639,000

Net income (loss)	$(5,945,000)	$(3,175,000)	$1,020,000

Net income (loss) per share:
Basic	$(0.55)	$(0.30)	$.10

Diluted	$(0.55)	$(0.30)	$.10

Weighted average shares outstanding:
Basic	10,775,000	10,647,000	10,650,000

Diluted	10,775,000	10,647,000	10,650,000

See Notes to Consolidated Financial Statements

TROY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended November 30,
	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$(5,945,000)	$(3,175,000)	$1,020,000
Adjustments to reconcile net income(loss)to net cash provided by operating activities:
Depreciation and amortization	2,013,000	994,000	793,000
Amortization of capitalized software	46,000	1,140,000	278,000
Impairment of long-lived assets	5,634,000	—	—
Provision for (recovery of) doubtful accounts	953,000	(11,000)	(491,000)
Loss on disposal of furniture	—	—	99,000
Accrued interest on available for sale securities	(333,000)	(66,000)	(14,000)
Deferred taxes	(2,218,000)	(1,331,000)	326,000
Changes in working capital components, net of effects from acquisition of companies:
(Increase) decrease in:
Accounts receivable	(186,000)	497,000	1,299,000
Income tax refund receivable	(584,000)	(17,000)	1,076,000
Inventories	(1,409,000)	3,711,000	649,000
Prepaid expenses and other	209,000	(82,000)	(973,000)
Increase (decrease) in:
Accounts payable	1,994,000	(280,000)	(1,966,000)
Accrued expenses	(329,000)	(238,000)	2,103,000
Deferred revenue	918,000	226,000	443,000

Net cash provided by operating activities	763,000	1,368,000	4,642,000

Cash flows from investing activities:
Acquisition of companies	(2,051,000)	—	—
Purchase of available-for-sale securities	(5,111,000)	(1,999,000)	(8,243,000)
Maturities of available-for-sale securities	10,215,000	6,749,000	754,000
Purchase of equipment and leasehold improvements	(1,221,000)	(374,000)	(1,915,000)
(Increase) in other assets	(1,615,000)	(338,000)	87,000

Net cash provided by (used in) investing activities	217,000	4,038,000	(9,317,000)

Cash flows from financing activities:
Principal payments on debt	(67,000)	(70,000)	(193,000)
Proceeds from issuance of common stock	158,000	148,000	9,000
Purchase of treasury stock	(1,096,000)	(79,000)	(29,000)

Net cash used in financing activities	(1,005,000)	(1,000)	(213,000)

Net increase (decrease) in cash and cash equivalents	(25,000)	5,405,000	(4,888,000)

Cash and cash equivalents, beginning of period	1,235,000	1,210,000	6,615,000

Cash and cash equivalents, end of period	$1,210,000	$6,615,000	$1,727,000

See Notes to Consolidated Financial Statements

TROY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income			Total Stockholders’Equity	Comprehensive Income (Loss)
	Common Stock					Treasury Stock
	Number of Shares	Amount				Number of Shares	Amount

Balance, November 30, 2000	10,880,764	$109,000	$20,808,000	$14,698,000	$—	—	$—	$35,615,000	$—
Issuance of common stock for employee stock purchase plan	40,268	—	158,000	—		—	—	158,000
Purchase of common stock for the treasury	—	—	—	—		295,320	(1,096,000)	(1,096,000)
Net (loss)	—	—	—	(5,945,000)		—	—	(5,945,000)	(5,945,000)
Comprehensive loss					—				(5,945,000)

Balance, November 30, 2001	10,921,032	109,000	20,966,000	8,753,000	—	295,320	(1,096,000)	28,732,000
Issuance of common stock for employee stock purchase plan	38,625	1,000	118,000	—		—	—	119,000
Common stock options exercised	10,000	—	29,000	—		—	—	29,000
Purchase of common stock for the treasury	—	—	—	—		25,245	(79,000)	(79,000)
Net (loss)	—	—	—	(3,175,000)	—	—	(3,175,000)	(3,175,000)	(3,175,000)
Comprehensive loss					—				(3,175,000)

Balance, November 30, 2002	10,969,657	110,000	21,113,000	5,578,000	—	320,565	(1,175,000)	25,626,000
Issuance of common stock for employee stock purchase plan	4,513	—	9,000	—		—	—	9,000
Purchase of common stock for the treasury	—	—	—	—		10,928	(29,000)	(29,000)
Foreign currency translation adjustment, net of tax	—	—	—	—	33,000	—	—	33,000	33,000
Net income	—	—	—	1,020,000	—	—	—	1,020,000	1,020,000
Comprehensive income									$1,053,000

Balance, November 30, 2003	10,974,170	$110,000	$21,122,000	$6,598,000	$33,000	331,493	$(1,204,000)	$26,659,000

See Notes to Consolidated Financial Statements

TROY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business

TROY Group, Inc. (the Company) offers a full range of products to its customers in two primary product lines: Secure Payment Systems (previously Security Printing Solutions and TROY Systems)  and Wireless and Connectivity Solutions (previously TROY Wireless). Secure Payment Systems include Security Printing Solutions which enable the secure printing and management of checks and Financial Service Solutions which enable secure electronic payments. Wireless and Connectivity Solutions include hardware and software solutions that enable enterprises to share intelligent devices, such as printers, either wirelessly or using traditional networks.

A summary of the Company’s significant accounting policies follows:

Use of estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

The Company’s operations are affected by numerous factors including market acceptance, changes in technologies and new laws and government regulations and policies.  The Company cannot predict what impact, if any, the occurrence of these or other events might have on our operations.  Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, the reserve for slow moving or obsolete inventories, the carrying value and fair value of long-lived and intangible assets, and the realizability of the deferred tax assets which are subject to having adequate future taxable income.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All material intercompany balances and transactions are eliminated in consolidation.

Investment in available-for-sale securities

Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.  Management has determined that all securities should be classified as available-for-sale.  Available-for-sale securities are stated at fair value and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity.  Realized gains and losses, including losses from declines in value of specific securities determined by management to be other than temporary, are included in income.  Realized gains and losses are determined on the basis of the specific identification of the securities sold.  As of November 30, 2002, the Company had approximately $500,000 in certificates of deposit, and as of November 30, 2003, the Company had approximately $8,000,000 in a taxable closed-end exchange-traded fund of preferred stock  which provides liquidity at par through auctions every 7 days.  Market values approximated carrying values.  Accordingly, no realized or unrealized gains or losses were recorded during the three years ended November 30, 2003.

Inventories

Inventories are valued at the lower of cost or market on a first-in, first-out basis.  The Company uses a standard cost system for purposes of determining cost.  The standards are adjusted periodically to ensure they approximate actual costs.  The Company writes down the carrying value of inventory to market value for estimated obsolete or excess inventory based upon assumptions about future demand and market conditions.  The Company compares current inventory levels on a product basis to current sales forecasts in order to assess the inventory balance. Sales forecasts are based on economic conditions and trends (both current and projected), anticipated customer demand, expected future products and other assumptions.  If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

Equipment and leasehold improvements

Equipment and leasehold improvements are recorded at cost.  Equipment is depreciated using the straight-line method over their estimated useful lives, currently five years.  Improvements to leased property are amortized over the lesser of the life of the lease or life of the improvements.

Intangible assets

Intangible assets consist of customer lists, and core technology which are being amortized on a straight-line basis over five to seven years.

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets effective December 1, 2002 and performed its initial transitional impairment test as of that date. The provisions of SFAS No. 142 require that the Company allocate its goodwill to its various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. The Company’s reporting units represent components of its operating segments, which are the same as the reportable segments, identified in Note 13. In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill for the reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded. For the year ended November 30, 2003, no impairment loss was recognized.  The Company’s annual impairment testing date is the beginning of the fiscal fourth quarter, which is September 1.

Evaluation of long-lived and intangible assets

For long-lived assets, other than goodwill, Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires the evaluation for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to the estimated fair value, and the loss recognized in income from continuing operations in the period in which the determination is made. Management has determined that no impairment of long-lived assets exists at November 30, 2003.

Revenue recognition

Revenue from the sale of our check printing equipment and supplies and print servers to end users, distributors, original equipment manufacturers (OEM) and resellers is recognized when the price is fixed and determinable, the product is shipped and the title is transferred to the buyer with economic substance, net of an allowance for estimated returns, as long as no significant post-delivery obligations exist and collection of the resulting receivable is probable and not contingent on resale of the product.  Revenue from equipment maintenance and service contracts on check printing equipment and print servers is recorded as deferred income when billed and is recognized straight-line over the term of the contract.  Warranty expense is estimated at the time revenue is recognized.  A warranty accrual for estimated future warranty obligations is recorded based upon the relationship between historical and anticipated warranty costs and sales volumes.  To the extent increased warranty claim activity or increased costs associated with servicing those claims is experienced, the warranty accrual will increase resulting in decreased gross profit.

Revenue from software arrangements of the Company’s StarACH™ software is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions.” Revenue is recognized when persuasive evidence of an arrangement exits and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization or modification of the software.  For arrangements where the software requires significant customization or modification, the Company recognizes revenue for the software license and consulting services portion of the arrangement using completed contract method of accounting under SOP 81-1.  Contracts are considered complete upon customer acceptance. Maintenance revenue for the StarACH™ software is recognized ratably over the term of the maintenance contract, typically 12 months.

Revenue from software license agreements with OEMs for print servers whereby the Company provides ongoing support over the term of the contract is recognized when the licensed software is incorporated into the OEMs’ products.

Trade receivables

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables resulting from the inability of customers to make required payments.  The amount of the reserve is based on historical experience and an analysis of the accounts receivable outstanding.  If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional expense in the period such determination was made.   Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  Trade receivables are considered past due when they are not paid according to the agreed terms. No interest is recorded on trade receivables.

Research and development

The Company expenses research and development costs, which are primarily salaries and benefits, as they are incurred.  The Company incurs research and development costs in developing new products.

Capitalized Software Development Costs

Costs incurred for computer software development prior to establishing technological feasibility are expensed as incurred.  Software development costs that the Company  incurs following technological feasibility, and prior to the time the product is available for general release to customers are capitalized. Technological feasibility is determined at the earlier of completion of a detailed program design or a working model. Software development costs capitalized were $1,314,000, none and none during the years ended November 30, 2001, 2002 and 2003 respectively.  Capitalized software costs are amortized into cost of goods sold over the greater of (1) the ratio of current gross revenue for the product to the current and anticipated future gross revenues or (2) the straight-line method over the remaining economic life of the product, estimated to be five years.  Amortization expense related to capitalized software costs was $46,000, $433,000 and $278,000 in fiscal years 2001, 2002 and 2003, respectively.  During fiscal year 2002, the Company evaluated the net realizable value of the unamortized capitalized costs and recorded a charge to amortization expense of $707,000 to write down the carrying value.

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

Advertising Costs

Amounts incurred for advertising costs with third parties are expensed as incurred.  Advertising expense totaled approximately $152,000, $193,000 and $333,000 for the years ended November 30, 2001, 2002 and 2003, respectively.

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

The following table illustrates the effect on net income (loss) and net income (loss) per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the years ended November 30 (in thousands, except per share data):

	2001	2002	2003

Net income (loss) applicable to common stockholders
As reported	$(5,945,000)	$(3,175,000)	$1,020,000

Less total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,334,000)	(513,000)	(721,000)
Proforma	$(7,279,000)	$(3,688,000)	$299,000

Net income (loss) per share applicable to common stockholders, basic and diluted
As reported	$(.55)	$(.30)	$.10
Proforma	$(.68)	$(.35)	$.03

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing method with the following assumptions for grants in 2001and 2002:  no dividends; risk-free interest rates of 3.61% to 4.96%,and 1.41% to 2.51, respectively; expected lives of five and ten years; expected amounts to be exercised of 100%; and price volatility of 51% to 69%.  There were no grants in 2003.

Comprehensive Income

Management has determined that the functional currency of its foreign subsidiary located in Canada is the local currency, while the functional currency of its foreign subsidiary located in Germany is the U.S. dollar. Assets and liabilities of the Company’s foreign subsidiary whose local currency is the functional currency are translated into U.S. dollars at the year-end exchange rates. Income and expenses are translated at the average exchange rate for the period and the resulting translation adjustments are accumulated as a separate component of stockholders’ equity, which totaled none and $33,000 at November 30, 2002 and 2003, respectively. The German subsidiary’s financial statements are remeasured at year-end exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets and liabilities and equity. Income and expenses are translated at the average exchange rate for the period, and translation adjustments are included in income for foreign entities whose functional currency is the U.S. dollar. Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income.   In the fiscal year ended November 30, 2003, unrealized foreign currency gains from translation adjustments of $158,000 were included in Selling, General and Administrative expense, and realized foreign currency gains from transactions denominated in other than respective local currencies of $200,000 were included in Cost of Goods Sold.

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

Earnings per share

Basic earnings per share (EPS) is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through exercise of stock options and warrants. The dilutive effect of options and warrants, which were not included in the total of diluted shares because the effect was antidilutive, was 74,000,  51,000 and none shares in the fiscal years ended November 30, 2001, 2002 and 2003, respectively.

New accounting pronouncements

In May 2003 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which requires that certain financial instruments previously presented as equity or temporary equity be presented as liabilities.  Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants.  SFAS No.150 is effective for financial instruments issued, entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No.150 is not expected to have a material effect on the Company’s financial position or results of its operations.

In 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised. Prior to FIN 46, a company generally included another entity in the company’s financial statements only if it controlled the entity through ownership of the majority voting interests.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for the Company for all variable interest entities beginning the quarter ending May 31, 2004. We are currently analyzing the effect that the adoption of FIN 46 will have on our results of operations and financial position, but expect that upon the implementation date, it is reasonably possible that we will be required to consolidate the related party leasing entity described Note 10 to the consolidated financial statements.

The financial statements of the related party leasing entity for the year ended November 30, 2003 are currently not available; however, management estimates that if this entity is required to be consolidated under the provisions of FIN 46, it would have no impact on revenues and an insignificant impact on net income.  The assets, primarily land and building, would be less than 5% of total assets, the related liabilities, primarily notes payable to the bank, would be approximately 10% of total liabilities and the net effect on stockholders’ equity would not be material.

The Company paid a total of $270,000 to lease the manufacturing facility during each of the years ended November 30, 2001 and 2002, and $279,000 in the year ended November 30, 2003.  The future minimum lease commitments are included in Note 10.

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

Note 2.  Inventories

Inventories consisted of the following as of November 30:

	2002	2003
Raw materials	$5,136,000	$4,671,000
Work in process	205,000	401,000
Finished goods	4,112,000	2,264,000
Reserve for slow moving and obsolete inventories	(3,913,000)	(2,445,000)
	$5,540,000	$4,891,000

Note 3.  Equipment and Leasehold Improvements

Equipment and leasehold improvements consisted of the following as of November 30:

	2002	2003
Machinery and equipment	$8,491,000	$9,704,000
Furniture and fixtures	1,052,000	1,286,000
Leasehold improvements	1,457,000	1,430,000
	11,000,000	12,420,000
Less accumulated depreciation and amortization	8,961,000	9,207,000
	$2,039,000	$3,213,000

Note 4.  Other Assets

Other assets consisted of the following as of November 30:

	2002	2003
Customer list, net of accumulated amortization 2002 $16,000 and 2003 $20,000	$9,000	$5,000
Core technology, net of accumulated amortization2002 $132,000 and 2003 $236,000	260,000	156,000
Assembled workforce, net of accumulatedamortization 2002 $79,000 and 2003 none	46,000	—	(A)
Cash surrender value of officers’ life insurance	337,000	460,000
Unsecured receivable from stockholders	2,123,000	1,903,000	(B)
Software development costs, net of accumulated amortization 2002 $1,233,000 and 2003 $278,000	650,000	372,000
Long-term deferred tax assets	676,000	1,330,000
Other	54,000	—
	$4,155,000	$4,226,000

(A)  Reclassified to goodwill as part of the Company’s implementation of SFAS no. 142

(B)   Unsecured receivable from stockholders was reduced primarily by  $168,000 for a split dollar life insurance policy owned by the Chief Executive Officer that was returned to the Company and then terminated with no residual cash value and whose premiums had been paid by the Company prior to the implementation of the Sarbanes-Oxley Act.

Note 5.  Goodwill and Intangible Assets

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets effective December 1, 2002 and performed its initial transitional impairment test as of that date. The provisions of SFAS No. 142 require that the Company allocate its goodwill to its various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. The Company’s reporting units represent components of its operating segments, which are the same as the reportable segments, identified in Note 13. In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill for the reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded. For the year ended November 30, 2003, no impairment loss was recognized.  The Company’s annual impairment testing date is the beginning of the fiscal fourth quarter, which is September 1.

The Company’s intangible assets subject to amortization at November 30, 2002 and November 30, 2003 are composed of (amounts in thousands):

	November 30, 2002			November 30, 2003
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer Lists	$25,000	$(16,000)	$9,000	$25,000	$(20,000)	$5,000

Core Technology	392,000	(132,000)	260,000	392,000	(236,000)	156,000

Total amortizable intangible assets	$417,000	$(148,000)	$269,000	$417,000	$(256,000)	$161,000

Amortization expense related to intangible assets was $131,000 and $108,000 for the years ended November 30, 2002 and 2003, respectively.

Estimated future amortization expense related to purchased intangible assets at November 30, 2003 is as follows:

Fiscal year:
2004	$108,000
2005	53,000
Total	$161,000

On December 1, 2002 the Company completed the allocation of goodwill (including amounts previously classified as assembled workforce) to its reporting units as part of its transitional impairment test. Goodwill allocated to the Company’s reporting units and their respective reportable segments as of November 30, 2002 and 2003 is as follows:

	Wireless & Connectivity	Secure Payment Systems	Total
Balance at November 30, 2001	$—	$308,000	$308,000
Amortization	—	(73,000)	(73,000)

Balance at November 30, 2002	$—	$235,000	$235,000
Adjustment for previously classified assembled workforce	—	46,000	46,000
Balance at November 30, 2003	$—	$281,000	$281,000

If the provisions of SFAS No. 142 had been in effect for all periods presented, the Company’s net income (loss) and net income (loss) per share would have been as follows for the years ended November 30, 2002 and 2003:

	Years ended November 30,
	2001	2002	2003
Net income (loss):
As reported	$(5,945,000)	$(3,175,000)	$1,020,000
Add back amortization of goodwill	191,000	73,000	—
Net income (loss), as adjusted	$(5,754,000)	$(3,102,000)	$1,020,000

Net income (loss) per share, basic and diluted
As reported	$(.55)	$(.30)	$.10
Add back amortization of goodwill	.02	.01	—
Net income (loss) per share, basic and diluted, net of taxes	$(.53)	$(.29)	$.10

Note 6.   Notes Payable

The Company has a $5,000,000 line-of-credit agreement with a bank.  As of November 30, 2003, there were no borrowings outstanding against the line of credit.  Borrowings under the line of credit bear interest at the lesser of the bank’s reference rate (4.0 % at November 30, 2003) less 0.25% or the bank’s LIBOR rate (1.17 % at November 30, 2003) plus 2% and are limited to 80% of eligible accounts receivable and 50% of  eligible inventories if total liabilities to tangible effective net worth is greater than two to one.   In connection with the line-of-credit agreement, the Company has a $650,000 standby letter-of-credit sublimit agreement of which approximately $80,000 was outstanding at November 30, 2003.  The line of credit is secured by substantially all of the Company’s assets.  In connection with its borrowing arrangement, the Company is subject to certain financial covenants.  As of November 30,

2003, the Company had approximately $4,920,000 in availability under the line of credit.  The line-of-credit borrowings are due on demand.  The agreement may be terminated by either party.

Note 7.  Long-term Debt

The Company had 4% to 5% economic, industrial and business development notes payable at November 30, 2002 totaling $193,000, which matured through 2005.  The notes were secured by certain equipment.  One of the notes was secured by a fourth trust deed on real property owned by a company related through common ownership to the majority stockholders.  In November 2003, the notes were paid and, as of November 30, 2003, the Company had no long-term debt outstanding.

Note 8.  Accrued Expenses

Accrued expenses consisted of the following as of November 30:

	2002	2003
Compensation	$1,654,000	$1,633,000
Self insurance liability	307,000	343,000
Income taxes payable	—	148,000
Maintenance invoices	—	334,000
Supply agreement liability	—	185,000
Warranty liability	192,000	273,000
Construction in progress	—	243,000
Inventory in transit	—	372,000
Professional fees	—	335,000
Other	65,000	456,000
	$2,218,000	$4,322,000

Warranty reserve activity for the fiscal year ended November 30, 2003 is as follows:

Beginning balance, November 30, 2002	$192,000
Provision charged off to expense	122,000
Charge offs to reserve	(41,000)
Balance, November 30, 2003	$273,000

Note 9.  Stockholders’ Equity

Preferred stock

The Board of Directors has the authority, without action by the stockholders, to designate and issue any authorized but unissued shares of preferred stock in one or more series and to designate the rights, preferences and privileges of each such series.

Stock option plans

The Company has reserved 2,700,000 shares of common stock for issuance under the Company’s 1998 Stock Incentive Plan, of which 1,032,000 shares are subject to outstanding options as of November 30, 2003.  Option prices for the incentive stock options will be 100% of the fair market value of the stock on the date the option is granted with an exercise period of not more than ten years.  For incentive options granted to 10% or more stockholders, the option price is 110% of the fair market value of the stock on the date the option is granted with an exercise period of not more than five years.  Option prices for the nonqualified stock options shall not be less than 85% of the fair market value of the stock on the date the options are granted with an exercise period of not more than ten years.  Vesting terms are determined by the Company at the date of grant.

Stock Warrants

The Company issued warrants to purchase 350,000 shares of common stock of the Company, of which approximately 107,000 are outstanding at November 30, 2003, to a consultant and an attorney in connection with services provided relating to acquisitions, the Company’s initial public offering and for other services.  No warrants were granted in 2002 or 2003. The warrants expire five years from the date vested.  The Company’s value of the grants were estimated at the measurement date using the Black-Scholes option-pricing model with the following assumptions:  no dividends; expected life of three years; expected amounts to be exercised of 100%; risk free interest rates of 5.45% to 5.58%; and expected volatility of 43% to 45%.

A summary of the status of the stock option plans and stock warrants and changes during fiscal years 2001, 2002 and 2003 is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding, November 30, 2000 (exercisable 548,666 shares)	1,678,666	$6.96
Granted (weighted average fair value $2.85)	581,000	3.86
Exercised	—	—
Forfeited	(274,000)	(6.78)
Outstanding, November 30, 2001 (exercisable 753,877 shares)	1,985,666	6.07
Granted (weighted average fair value $2.25)	350,000	4.12
Exercised	(10,000)	2.94
Forfeited	(858,000)	(5.79)
Outstanding, November 30, 2002 (exercisable 717,618 shares)	1,467,666	5.79
Granted	—	—
Exercised	—	—
Forfeited	(329,000)	7.05
Outstanding, November 30, 2003 (exercisable 750,734 shares)	1,138,666	$5.43

A further summary of the options and warrants outstanding at November 30, 2003 is as follows:

Options and Warrants Outstanding				Options and Warrants Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Options	Weighted Average Exercise Price

$2.85 - $4.47	662,666	$3.93	6.5	366,581	$3.78
6.63 -8.75	461,000	7.32	5.8	379,154	7.33
13.16 - 14.25	15,000	13.52	6.0	4,999	13.52
$2.85 - $14.25	1,138,666	$5.43	6.2	750,734	$5.64

There were 1,649,341 remaining options available for grants under the plans at November 30, 2003.

Employee stock purchase plan

The Company discontinued the Employee Stock Purchase Plan in 2003.  Under the Plan shares were purchased subsequent to the end of the annual offering period for 85% of the lower of the fair market value on the first day or last day of the Plan year offering period.  During the years ended November 30, 2001, 2002 and 2003, 40,268, 38,625 and 4,513 shares were purchased for $158,000, $118,000 and $9,000 respectively, under the plan.

Retained earnings

The Company is limited in its ability to declare and pay dividends by the terms of certain debt agreements.

Stock Repurchase Program

The Company established a stock repurchase program under which common stock, with an aggregate market value up to $4.0 million, may be acquired in the open market.  As of November 30, 2003, the Company has purchased 331,493 shares of common stock in the open market at an average price of $3.63 per share (total $1,204,000) under this program.

Note 10.  Related-party Transactions, Lease Commitments and Rent Expense

The Company leases its operating facilities under non-cancelable operating lease agreements, including certain operating facilities from a company related through common ownership,  which expire through 2008.  The related-party lease requires monthly payments of approximately $23,800.

Rent expense in fiscal years 2001, 2002 and 2003 was approximately $790,000, $925,000 and $719,000, respectively.  Future minimum rental commitments under these leases in the fiscal years ending November 30 are as follows:  2004 $484,000; 2005 $367,000; 2006 $319,000; 2007 $285,000; 2008 $95,000 (total $1,551,000, including $1,238,000 to a related party).

As of November 30, 2003, the Company has advanced $1,903,000 to stockholders in connection with the purchase of split dollar life insurance policies.  The Company and the stockholders have executed a split-dollar agreement governing the unsecured, non-interest-bearing receivable for the amount of the advances.  The advances are due on demand, however the Company does not anticipate demanding payment and accordingly has classified this amount as long-term.

Note 11.  Income Tax Matters

Net deferred tax assets consist of the following components as of November 30:

	2002	2003
Deferred tax liabilities:
Equipment and leasehold improvements	$(53,000)	$(13,000)

Deferred tax assets:
Inventories valuation	1,472,000	943,000
Accounts receivable allowance and valuation	331,000	148,000
Accrued compensation	186,000	219,000
Accrued warranty and other	400,000	695,000
Deferred revenue	318,000	74,000
Customer list, core technology, assembled workforce and goodwill	729,000	744,000
Tax credit carryforwards	1,008,000	1,309,000
	4,444,000	4,132,000

Net deferred tax assets	$4,391,000	$4,119,000

The Company has not established a valuation allowance for the deferred tax assets, because management believes the deferred tax assets are more likely than not to be realized based on current expectations of future earnings and available tax planning strategies.

The net deferred tax assets have been classified on the accompanying consolidated balance sheets as of November 30 as follows:

	2002	2003

Current assets	$3,715,000	$2,789,000
Long-term assets	676,000	1,330,000
	$4,391,000	$4,119,000

The Company has tax credit carryforwards of $1,309,000. Of this amount, $697,000 are available to offset U.S. Federal income tax and expire in 2022.  The remaining credit carryforwards of $612,000 are available to offset certain state income taxes.

The provision (benefit) for income taxes charged to operations for the years ended November 30, 2001, 2002 and 2003 are as follows.

	2001	2002	2003
Current:
U.S. federal	$(1,961,000)	$(643,000)	$—
State	56,000	37,000	—
Foreign	320,000	255,000	313,000
	(1,585,000)	(351,000)	313,000
Deferred:
U.S. federal	(2,065,000)	(1,002,000)	315,000
State	(133,000)	(331,000)	11,000
Foreign	(20,000)	2,000	—
	(2,218,000)	(1,331,000)	326,000

	$(3,803,000)	$(1,682,000)	$639,000

The historical income tax provision for fiscal years 2001, 2002 and 2003 differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following:

	2001	2002	2003

Computed “expected” tax rate (benefit)	(35%)	(35)%	35%
Increase (decrease)
State income taxes, net of federal benefit	—	—	3%
Research and development and other tax credits	(11)	(5)	(13)%
Goodwill amortization and impairment	4	—	—
Other	3	5	16

	(39)%	(35)%	41%

Pretax income (loss) subject to foreign and U.S. income taxes for fiscal year 2001 was: $451,000 and $(2,191,000), respectively, for fiscal year 2002, was: $624,000 and $(3,241,000), and for fiscal year 2003, was 802,000 and (960,000),respectively.

Note 12.  Major Vendors

The Company purchases key components from a vendor and also sells products to this same vendor.  Purchases from this vendor for fiscal years 2001, 2002 and 2003 were: $5,906,000, $8,798,000, and $9,410,000, respectively.  Net payable balances as of November 30, 2001, 2002 and 2003 were: $397,000, $396,000, and $149,000, respectively.

Note 13.  Segment Information and Geographical Information

Segment information

The Company’s reportable segments are strategic business units.  They are managed separately because each business unit requires different technology and marketing strategies.

There are two reportable segments:  Secure Payment Systems (previously Security Printing Solutions and TROY Systems) and Wireless and Connectivity Solutions (previously TROY Wireless).  Secure Payment Sytems includes software, firmware, hardware and imaging supplies that provide state-of-the-art payment systems ranging from high security digital check printing systems to electronic payment and funds transfer solutions.  Wireless and Connectivity Solutions products include software, firmware and hardware that enable enterprises to share intelligent devices like printers either wirelessly or using traditional networks.

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

Financial information with respect to the reportable segments follows:

	Secure Payment Systems	Wireless and Connectivity Solutions	Total
Fiscal year 2001
Revenue:
Software, firmware and hardware	$3,670,000	$11,136,000	$14,806,000
Printers and services	10,386,000	—	10,386,000
Imaging supplies	24,310,000	—	24,310,000
Total revenue	38,366,000	11,136,000	49,502,000
Intersegment revenue	230,000	54,000	284,000
Depreciation and amortization expense	1,263,000	796,000	2,059,000
Impairment of long-lived and intangible assets	(1,945,000)	(3,689,000)	(5,634,000)
Interest income	515,000	—	515,000
Interest expense	(138,000)	—	(138,000)
Segment profit (loss)	(1,294,000)	(8,454,000)	(9,748,000)
Income taxes (credit)	(732,000)	(3,071,000)	(3,803,000)
Net income (loss)	(562,000)	(5,383,000)	(5,945,000)
Goodwill	308,000	—	308,000
Segment assets	42,058,000	10,259,000	52,317,000
Expenditures for segment assets	451,000	770,000	1,221,000

Fiscal year 2002
Revenue:
Software, firmware and hardware	3,044,000	13,224,000	16,268,000
Printers and services	11,709,000	—	11,709,000
Imaging supplies	27,326,000	—	27,326,000
Total revenue	42,079,000	13,224,000	55,303,000
Intersegment revenue	305,000	—	305,000
Depreciation and amortization expense	986,000	1,148,000	2,134,000
Interest income	101,000	—	101,000
Interest expense	(34,000)	—	(34,000)
Segment profit (loss)	1,941,000	(6,798,000)	(4,857,000)
Income taxes (credit)	455,000	(2,137,000)	(1,682,000)
Net income (loss)	1,486,000	(4,661,000)	(3,175,000)
Goodwill	235,000	—	235,000
Segment assets	36,115,000	10,339,000	46,454,000
Expenditures for segment assets	334,000	40,000	374,000

Fiscal year 2003
Revenue:
Software, firmware and hardware	3,119,000	15,342,000	18,461,000
Printers and services	10,384,000	—	10,384,000
Imaging supplies	28,032,000	—	28,032,000
Total revenue	41,535,000	15,342,000	56,877,000
Intersegment revenue	301,000	—	301,000
Depreciation and amortization expense	748,000	323,000	1,071,000
Interest income	56,000	33,000	89,000
Interest expense	(10,000)	—	(10,000)
Segment profit (loss)	2,701,000	(1,042,000)	1,659,000
Income taxes (credit)	976,000	(337,000)	639,000
Net income (loss)	1,725,000	(705,000)	1,020,000
Goodwill	281,000	—	281,000
Segment assets	29,083,000	11,281,000	40,364,000
Expenditures for segment assets	1,888,000	16,000	1,904,000

The following schedule is presented to reconcile fiscal years 2001, 2002 and 2003 amounts in the foregoing segment information to the amounts reported in the Company’s consolidated financial statements.

	2001	2002	2003
Assets
Total assets of reportable segments	$52,317,000	$46,454,000	$39,471,000
Intersegment receivables	(14,928,000)	(12,681,000)	(5,170,000)
Investment in subsidiaries	(382,000)	(234,000)	(234,000)

Consolidated assets	$37,007,000	$33,539,000	$34,067,000

Revenue
Total revenue of reportable segments	$49,502,000	$55,303,000	$56,877,000
Intersegment revenue	(284,000)	(305,000)	(301,000)
Consolidated revenue	$49,218,000	$54,998,000	$56,576,000

Geographic information

The Company operates in both U.S. and foreign markets.  Geographic sales information is based on the ordering location of the customer.  Equipment and leasehold improvements information is based on the physical location of the assets.  The following is net sales and equipment and leasehold improvements by geographic region:

	United States	All other Countries	Total
Fiscal year 2001
Net sales	$41,876,000	$7,342,000	$49,218,000
Equipment and leasehold improvements, net	2,349,000	180,000	2,529,000

Fiscal year 2002
Net sales	$45,632,000	$9,366,000	$54,998,000
Equipment and leasehold improvements, net	1,891,000	148,000	2,039,000

Fiscal year 2003
Net sales	$46,665,000	$9,911,000	$56,576,000
Equipment and leasehold improvements, net	3,110,000	103,000	3,213,000

Note 14.  Impairment of Long-Lived Assets

During the fourth quarter of fiscal year 2001, the Company initiated an analysis of its long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, to determine if there was impairment of its long-lived assets.  This analysis was initiated due to changes in the Company’s business environment, which were highlighted during the Company’s annual business planning process, and certain changes in Company’s management.  This analysis was done on a business unit by unit basis as it was determined that these units were independent of each other and were the lowest level for which cash flows could be identified.  The business units identified were similar to the businesses acquired by the Company since 1998.  The analysis demonstrated that the acquired print server products and technologies were at or approaching their end-of life and that the ACH processing services  were not generating the cash flows anticipated when this business unit was acquired.  The Company completed this analysis with the assistance of an independent valuation firm.  The analysis indicated that these business units would not generate sufficient positive cash flows over the projected period of five years, which approximated the remaining life of the long-lived assets, and that there was no current value or residual value beyond the value of the net current assets and certain property and equipment.  Substantially all of the intangible assets of certain of these business units were written off at November 30, 2001 because they are projected to generate insufficient positive cash flows.  Certain property and equipment of these business units were not written off because they continue to be used in operations and were determined to have value.  As a result of this analysis, the Company recorded a charge in 2001 of $5,634,000 for the impairment of long-lived assets on a business unit by unit basis as follows:

Business Unit	Amount	Segment

XCD	$1,085,000	Wireless and Connectivity
American Development	1,945,000	Secure Payment Systems
CableNet	2,074,000	Wireless and Connectivity
ESI	530,000	Wireless and Connectivity
Total	$5,634,000

The amortization expense recorded for these assets in 2001 prior to the recorded impairment charge was $1,261,000.

15. Contingencies

On November 21, 2002, Tom Lloyd filed an action in the Superior Court of the State of California in and for Orange County against TROY and its directors, alleging that defendants breached their fiduciary duties in connection with the Merger Agreement by attempting to provide the Dirk family with preferential treatment in connection with their efforts to complete a sale of the TROY. The complaint sought to enjoin an acquisition of TROY by the Dirk family, as well as attorneys’ fees. Following termination of the Merger Agreement, the plaintiff filed a motion for dismissal of the action and award of attorney’s fees and expenses of $387,250.  TROY filed a motion in support of the plaintiff’s motion for dismissal of the action and in opposition to plaintiff’s motion for fees.  The court has issued a ruling granting the motion for dismissal, and continuing the motion for attorney’s fees to March 4, 2004. TROY has accrued an estimate of expenses to be incurred in connection with this litigation in fiscal 2003  in excess of the deductible amount which was recorded as an expense in the 2002 financial statements.

The Company is partially self-insured for its medical, dental and vision benefits it provides to its employees. It carries an aggregate and excess loss insurance policy for claims over $50,000  per employee and over an aggregate total of $1.8 million .  The Company estimates its self-insurance liability based on historical claims incurred.  Total claims expense for the years ended November 30, 2001, 2002, and 2003 was $1.1 million, $1.3 million, and $1.8 million, respectively.

Note 16.  Cash Flow and Other Information

	2001	2002	2003

Cash paid for:
Interest	$139,000	$51 ,000	$10 ,000

Income taxes	$418,000	$299 ,000	$638,000

Supplemental schedule of noncash operating,investing and financing activities:
Purchase of certain assets of Extended Systems Incorporated in 2001:
Working capital	$1,475,000	$—	$—
Equipment and leasehold improvements	46,000	—	—
Intangible assets	530,000	—	—
Cash purchase price	$2,051,000	$—	$—

Accounts receivable charged off	$507,000	$234,000	472,000

Reserve for slow moving and obsolete inventories:
Balance, beginning of year	$881,000	$2,507,000	$3,913,000
Provision charged off to expense	2,371,000	2,619,000	741,000
Charge offs to reserve	(745,000)	(1,213,000)	(2,209,000)
Balance, end of year	$2,507,000	$3,913,000	$2,445,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2004	TROY GROUP, INC.

	By	/s/Patrick J. Dirk
Patrick J. Dirk
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 13, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/Patrick J. Dirk	Chairman and Chief Executive Officer (Principal Executive Officer)
Patrick J. Dirk

/s/Brian Dirk	Vice Chairman, Senior Vice President, and Secretary
Brian P. Dirk

/s/James W. Klingler	Vice President-Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
James W. Klingler

/s/Gene Bier	Director
Gene Bier

/s/Lambert Gerhart	Director
Lambert Gerhart

/s/Stephen Holmes	Director
Stephen Holmes

* * * * *

The written statements required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, have been filed as exhibits to this report.

TROY GROUP, INC.

Exhibit Index to Annual Report

on Form 10-K

For the fiscal year ended November 30, 2003

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

Incorporated by reference to Exhibit 10.6 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

10.8	1996 Stock Option Plan	Incorporated by reference to Exhibit 10.7 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

10.9	1998 Stock Incentive Plan, as amended	Incorporated by reference to Exhibit 10.2 to TROY Group’s Form 10-Q for the quarter ended August 31, 2000 (File No. 000-24413).

10.10	1998 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.9 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

10.11	Non-Competition Agreement dated November 27, 1996 between Robert Messina and TROY Group.	Incorporated by reference to Exhibit 10.12 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

10.12	Restated Consulting Agreement dated October 1, 1997 between TROY Group and Broadland Capital Partners, as amended through November 1, 1999	Incorporated by reference to Exhibit 10.11 to TROY Group’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 000-24413).

10.13	Form of Indemnification Agreement for directors and executive officers of TROY Group	Incorporated by reference to Exhibit 10.14 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

Item No.	Description	Method of Filing

10.14	MICR Supplies Agreement dated February 6, 1998 between TROY Group and IBM Printing Systems Company (1)	Incorporated by reference to Exhibit 10.15 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

10.15	Form of Tax Agreement Relating to S Corporation Distributions by and between TROY Group and the Dirk Stockholders	Incorporated by reference to Exhibit 10.16 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

10.16	Loan Agreement and Security Agreement dated October 20, 1998 between TROY Group and Comerica Bank-California	Incorporated by reference to Exhibit 10.17 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

10.17	Amendment No. 1 to Loan and Security Agreement (Accounts and Inventory) dated October 28, 1999 between TROY Group and Comerica Bank-California	Incorporated by reference to Exhibit 10.16 to TROY Group’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 000-24413).

10.18	Variable Rate Installment Note dated October 20, 1998 in favor of Comerica Bank-California	Incorporated by reference to Exhibit 10.18 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

10.19	Variable Rate Installment Note dated October 20, 1998 in favor of Comerica Bank-California	Incorporated by reference to Exhibit 10.19 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

10.20	Acquisition Note dated October 28, 1999 in favor of Comerica Bank – California	Incorporated by reference to Exhibit 10.19 to Troy Group’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 000-24413).

10.21	Guaranty dated October 20, 1998 by the majority stockholders	Incorporated by reference to Exhibit 10.20 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

Item No.	Description	Method of Filing

10.22	Letter dated October 3, 1997 to RAGCO from TROY Group	Incorporated by reference to Exhibit 10.21 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

10.23	Form of Subscription Agreement	Incorporated by reference to Exhibit 10.23 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

10.24	Reseller Agreement dated April 1, 1996 between TROY Group and Hewlett-Packard Company (1)	Incorporated by reference to Exhibit 10.24 to TROY Group’s Registration Statement on Form S-1 (File No. 333-51523).

10.25	Joinder Agreement dated March 3, 2000 between TROY AMDev and Comerica Bank – California	Incorporated by reference to Exhibit 10.25 to TROY Group’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (File No. 000-24413).

10.26	Amendment No. 2 to Loan and Security Agreement (Accounts and Inventory) dated October 1, 2000 among TROY Group, TROY Systems International, TROY XCD and Comerica Bank-California	Incorporated by reference to Exhibit 10.26 to TROY Group’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (File No. 000-24413).

10.27	Asset Purchase Agreement, dated as of May 30, 2001, among TROY Group, Extended Systems of Idaho and Extended Systems Incorporated	Incorporated by reference to Exhibit 2.1 to TROY Group’s Current Report on Form 8-K filed on June 14, 2001 (File No. 000-24413).

10.28	Separation Agreement and Release Letter, dated as of November 1, 2001 between TROY Group and Robert S. Messina	Incorporated by reference to Exhibit 10.28 to TROY Group’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001 (File No. 000-24413).

10.29	Lease dated April 1,2002 between Dirk Investments, Inc. and TROY Group	Incorporated by reference to Exhibit 10.29 to TROY Group’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002 (File No. 000-24413).

Item No.	Description	Method of Filing

21.1	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of McGladrey & Pullen, LLP, Independent Auditors	Filed herewith.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(1)           Confidential treatment has been requested with respect to designated portions contained within such document.  Such portions have been omitted and filed separately with the Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.