Form 10-K/A
period 2003-11-30
TROY GROUP INC
filed 2004-02-23
CIK 1060595

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

TROY Group, Inc. (the “Company”), by this Form 10-K/A, Amendment No. 1 to Form 10-K, hereby amends and restates the cover page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 20, 2004	TROY GROUP, INC.

	By	/s/Patrick J. Dirk
Patrick J. Dirk
Chief Executive Officer