Form 10-Q
period 2004-02-29
TROY GROUP INC
filed 2004-05-13
CIK 1060595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☐    No    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes    ☐    No    ☒

As of April 30, 2004, 10,642,677 shares of the Registrant’s Common Stock were outstanding.

TROY GROUP, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ended February 29, 2004

PART I:  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TROY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	February 29, 2004	November 30, 2003 (a)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,653	$1,727
Investment in available-for-sale securities	8,000	8,000
Accounts receivable, less allowance for doubtful accounts $347 in 2004; $393 in 2003	8,242	8,419
Inventories, net	5,245	4,891
Prepaid expenses and other	1,476	1,414
Deferred tax assets	2,789	2,789
Total current assets	28,405	27,240
Equipment and leasehold improvements, net	3,278	3,213
Goodwill, net	281	281
Receivable from stockholders	1,903	1,903
Deferred tax assets	1,240	1,330
Other assets	959	993
Total assets	$36,066	$34,960

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,632	$2,172
Accrued expenses	3,606	4,322
Deferred revenue	1,872	1,807
Total current liabilities	9,110	8,301
Stockholders’ equity:
Preferred stock, no par value authorized 5,000,000 shares, issued none	—	—
Common stock, par value $.01 per share; authorized 50,000,000 shares,issued 10,642,677 shares in 2004; 10,974,170 shares in 2003	107	110
Additional paid-in capital	19,921	21,122
Accumulated other comprehensive income	18	33
Retained earnings	6,918	6,598
	26,964	27,863
Less cost of treasury stock, 2,800 shares in 2004; 331,493 shares in 2003	8	1,204
Total stockholders’ equity	26,956	26,659
Total liabilities and stockholders’ equity	$36,066	$34,960

(a)           Derived from the audited consolidated financial statements for the year ended November 30, 2003

See Notes to Condensed Interim Consolidated Financial Statements.

TROY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS

OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	February 29, 2004	February 28, 2003

Net sales	$13,617	$14,408
Cost of goods sold	8,273	8,438
Gross profit	5,344	5,970

Operating expenses:
Selling, general and administrative	3,590	4,007
Research and development	1,237	1,462
Amortization of intangible assets	27	33
Operating income	490	468

Interest income	30	3
Interest expense	—	(2)
Income before income taxes	520	469
Provision for income taxes	200	187
Net income	$320	$282

Net income per share:
Basic	$.03	$.03
Diluted	$.03	$.03

Shares used in per share computations:
Basic	10,643	10,649
Diluted	10,648	10,649

See Notes to Condensed Interim Consolidated Financial Statements.

TROY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	February 29, 2004	February 28, 2003

Cash flows provided by (used in) operating activities:
Net income provided by (used in)	$320	$282
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	195	316
Provision for (recovery of) doubtful accounts	(45)	27
Changes in working capital components:
(Increase) decrease in:
Accounts receivable	223	(1,037)
Inventories	(354)	(629)
Prepaid expenses and other	(63)	344
Deferred taxes	90	—
Increase (decrease) in:
Accounts payable	1,461	(233)
Accrued expenses	(716)	296
Deferred revenue	65	(82)
Net cash provided by (used in) operating activities	1,176	(716)

Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(189)	(18)
Maturities of available-for-sale securities	—	497
(Increase) decrease in other assets, net	(38)	(598)
Net cash used in investing activities	(227)	(119)

Cash flows used in financing activities:
Payments on notes payable	—	(18)
Purchase of treasury stock	(8)	—
Net cash used in financing activities	(8)	(18)

Net decrease in accumulated other comprehensive income	(15)	—

Net increase (decrease) in cash and cash equivalents	926	(853)
Cash and cash equivalents, beginning of period	1,727	6,615
Cash and cash equivalents, end of period	$2,653	$5,762

See Notes to Condensed Interim Consolidated Financial Statements.

TROY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

((Unaudited)

(in thousands except share amounts)

				Accumulated
	Common Stock		Additional	Other		Treasury Stock		Total
	Number		Paid-in	Comprehensive	Retained	Number		Stockholders’	Comprehensive
	of Shares	Amount	Capital	Income	Earnings	of Shares	Amount	Equity	Income (Loss)

Balance, November 30, 2003	10,974,170	$110	$21,122	$33	$6,598	331,493	$(1,204)	$26,659	$—
Retirement of treasury stock	(331,493)	(3)	(1,201)	—	—	(331,493)	1,204	—	—
Purchase of common stock for the treasury	—	—	—	—	—	2,800	(8)	(8)	—
Foreign currency translation adjustment, net of tax	—	—	—	(15)	—	—	—	(15)	(15)

Net income	—	—	—	—	320	—	—	320	320
Balance, February 29, 2004	10,642,677	$107	$19,921	$18	$6,918	2,800	$(8)	$26,956	$305

See Notes to Condensed Interim Consolidated Financial Statements

TROY GROUP, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of TROY Group, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended February 29, 2004 are not necessarily indicative of the results that may be expected for the year ending November 30, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended November 30, 2003.

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

The following table illustrates the effect on net income and net income per share had compensation costs for the stock-based compensation plan been determined based on the fair values of awards on the grant date under the provisions of SFAS No. 123, for the three-month periods ended February 29, 2004 and February 28, 2003 (unaudited; in thousands, except per share data):

	Three months ended
	February 29, 2004	February 28, 2003
Net income applicable to common stockholders
As reported	$320	$282
Less total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(170)	(216)
Proforma	$150	$66

Net income per share applicable to common stockholders, basic and diluted:
As reported	$.03	$.03
Proforma	$.01	$.01

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the quarter ended February 29, 2004.

Risk free interest rate	0.9% and 3.3%
Expected life	10 years
Expected volatility	28%

Note 2.  Inventories

Inventories consisted of the following as of February 29, 2004 and November 30, 2003 (amounts in thousands):

	February 29, 2004	November 30, 2003
	(unaudited)
Raw materials	$4,210	$4,671
Work-in-process	608	401
Finished goods	2,794	2,264
Reserve for slow moving and obsolete inventories	(2,367)	(2,445)
Total	$5,245	$4,891

Note 3.  Other Assets

Other assets consisted of the following at February 29, 2004 and November 30, 2003 (amounts in thousands):

	February 29, 2004	November 30, 2003
	(unaudited)
Customer list, net of accumulated amortization 2004 $21 and 2003 $20	$4	$5
Core technology, net of accumulated amortization 2004 $254 and 2003 $236	138	156
Purchased software, net of accumulated amortization 2004 $128 and 2003 $120	5	13
Software development costs, net of accumulated amortization 2004 $404 and 2003 $359	314	359
Cash surrender value of officers’ life insurance	498	460
Unsecured receivable from stockholders	1,903	1,903
Long-term deferred tax assets	1,240	1,330
	$4,102	$4,226

Note 4.  Goodwill and Intangible Assets

The Company adopted SFAS No. 142 Goodwill and Other Intangible Assets effective December 1, 2002 and performed the initial transitional impairment test as of that date. The provisions of SFAS No. 142 require that the Company allocate its goodwill to its various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. The Company’s reporting units represent components of its operating segments, which are the same as the reportable segments, identified in Note 9. In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill for the reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded.

For the year ended November 30, 2003, no impairment loss was recognized. However, future goodwill impairment tests could result in a charge to earnings. The Company will continue to evaluate goodwill on an annual basis as of the beginning of the fourth fiscal quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment.

On December 1, 2002, the Company completed the allocation of goodwill (including amounts previously classified as assembled workforce) to its reportable segments as part of its transitional impairment test. Goodwill allocated to the Company’s reportable segments as of November 30, 2003 and February 29, 2004 are as follows (amounts in thousands):

	Wireless & Connectivity	Secure Payment Systems	Total
Balance at November 30, 2003	$—	$281	$281
Balance at February 29, 2004 (unaudited)	$—	$281	$281

The Company’s intangible assets subject to amortization at February 29, 2004 and November 30, 2003 are composed of (amounts in thousands):

	February 29, 2004			November 30, 2003
	(unaudited)
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer Lists	$25	$(21)	$4	$25	$(20)	$5
Core Technology	392	(254)	138	392	(236)	156
Purchased Software	133	(128)	5	133	(120)	13

Total amortizable intangible assets	$550	$(403)	$147	$550	$(376)	$174

Amortization expense related to intangible assets was approximately $27,000 and $33,000 for each of the three-month periods ended February 29, 2004 and February 28, 2003, respectively.

Estimated future amortization expense related to purchased intangible assets at February 29, 2004 is as follows:

Fiscal year:	(In thousands)
2004	$61
2005	86
Total	$147

Note 5. Notes Payable

The Company has a $5.0 million line-of-credit agreement with Comerica Bank.  As of February 29, 2004, there were no borrowings outstanding against the line of credit.  Borrowings under the line of credit bear interest at the lesser of the bank’s reference rate (4.00 % at February 29, 2004) less 0.25% or the bank’s LIBOR rate (1.10 % at February 29, 2004) plus 2% and are limited to 80% of eligible accounts receivable and 50% of eligible inventories if total liabilities to tangible effective net worth is greater than two to one.  No formula is required if total liabilities to tangible effective net worth is less than two to one. In connection with the line-of-credit agreement, the Company has a $650,000 standby letter-of-credit sub-limit, of which approximately $80,000 was outstanding at February 29, 2004.  This line of credit is secured by substantially all of the Company’s assets.  The borrowing arrangement requires the Company to comply with certain financial covenants and other restrictions, including its ability to pay dividends, and as of February 29, 2004 the Company was in compliance with those convenants. As of February 29, 2004, the Company had approximately $4.9 million in availability under the line of credit.  The line-of-credit borrowings are due on demand. The agreement may be terminated by either party at any time.

Note 6.  Stock Option and Stock Warrant Plans

During the three months ended February 29, 2004, the Company granted 40,000 stock options to employees and a director. The following is a summary of total outstanding options and stock warrants at February 29, 2004:

	Options and Warrants Outstanding
			Weighted-	Options and Warrants Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price
$2.85 - $4.51	702,666	$3.87	6.4 years	429,914	$3.82
6.63 - 8.75	461,000	7.32	5.8 years	379,154	7.33
13.16 - 14.25	15,000	13.52	6.0 years	9,998	13.52
$2.85 - $14.25	1,178,666	$5.34	6.2 years	819,066	$5.56

At February 29, 2004, there were 1,618,000 shares remaining available for grant under the Company’s stock option plan.

Note 7.  Net Income Per Share

The following table sets forth the computation of basic and diluted net loss per share(unaudited; in thousands, except per share data):

	Three months ended
	February 29, 2004	February 28, 2003
Numerator for basic and diluted net income per share:
Net income	$320	$282

Denominator for basic net income per share
Weighted-average shares outstanding	10,643	10,649
Effect of employee stock options and warrants	5	—

Denominator for diluted net income per share	10,648	10,649

Net income per share:
Basic	$.03	$.03
Diluted	$.03	$.03

Note 8.  Contractual Obligations and Commercial Commitments

We have the following minimum noncancellable contractual obligations and commercial commitments. (amounts in thousands):

	Total	Fiscal 2004	Fiscal 2005-07	Fiscal 2008
Related party operating lease	$1,167	$215	$857	$95
Other operating leases	264	149	115	—
Split dollar life insurance policy	**	**	**	**
Total	$1,431	$364	$972	$95

The annual commitments reflected in the table above are based on our November 30 year-end.

**We previously had committed to making payments on the split dollar life insurance policy based on continued employment. As of February 29, 2004 and November 30, 2003, we had a balance of advanced payments of  $1,903,000 to affiliated stockholders in connection with the purchase of split dollar life insurance policies.  The Company and the stockholders have executed split-dollar agreements governing the unsecured non-interest bearing advances. The advances are due upon the death, termination or retirement of the Company’s Chairman, Chief Executive Officer and majority stockholder.  The Sarbanes-Oxley Act of 2002 prohibits extensions of credit in the form of a personal loan to certain company insiders after July 29, 2002.  As a result, since July 29, 2002 we have not funded the annual premium payments on these policies.  If the SEC issues new regulations or other guidance that causes us to reevaluate our position, we may demand payment on the advance and terminate our participation in these arrangements.

Note 9.  Major Vendors

The Company purchases key components from a vendor and also sells products to this same vendor.  Purchases from this vendor for the three months ended February 29, 2004 and February 28, 2003 were (in thousands): $2,603, and $2,090, respectively.  Net payable balances to this vendor as of February 29, 2004 and November 30, 2003 were (in thousands): $608 and $149, respectively.

Note 10. Major Customers

In the first three months of fiscal 2004, the Company recorded sales to one customer of $1.5 million, which is 11% of net sales.  The accounts receivable balance due from this customer at February 29, 2004 was $1.2 million.  There were no customers that accounted for 10% or more of net sales in fiscal 2003.

Note 11.  Segment Information and Geographical Information

Segment Information

The following tables summarize net sales and net income by the Company’s operating segments, Secure Payment Systems and Wireless and Connectivity Solutions, for the three months ended February 29, 2004 and February 28, 2003:

	Three months ended
	(amounts in thousands)(unaudited)
	February 29, 2004	February 28, 2003
Net sales:
Secure Payment Systems	$9,507	$10,339
Wireless and Connectivity Solutions	4,110	4,069
	$13,617	$14,408

Net income:
Secure Payment Systems	$4	$264
Wireless and Connectivity Solutions	316	18
	$320	$282

	February 29, 2004	November 30, 2003
	(amounts in thousands)(unaudited)	(amounts in thousands)
Segment Assets:
Secure Payment Systems	$30,657	$29,083
Wireless and Connectivity Solutions	10,920	11,281
	$41,577	$40,364

The following schedule is presented to reconcile February 29, 2004 and November 30, 2003 segment assets to the amounts reported in the Company’s consolidated financial statements (amounts in thousands).

	February 29, 2004	November 30, 2003
	(amounts in thousands)(unaudited)	(amounts in thousands)
Total assets of reportable segments	$41,577	$40,364
Intersegment receivables	(5,277)	(5,170)
Investment in subsidiaries	(234)	(234)
Consolidated assets	$36,066	$34,960

Geographical Information

	Three months ended
	(amounts in thousands)(unaudited)
	February 29, 2004	February 28, 2003
Net sales:
United States	$10,768	$11,551
All Other Countries	2,849	2,857
	$13,617	$14,408

Note 12.  Cash Flow Information

Supplemental disclosure of cash flow information

	Three months ended
	(amounts in thousands)(unaudited)
	February 29, 2004	February 28, 2003
Cash paid during the period for:
Interest	$—	$2
Income taxes	$70	$127
Supplemental Disclosure of Non-Cash Activities:
Retirement of treasury stock	$1,204	$—

Note 13. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when it is determined to be more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company considers future taxable income and prudent and feasible tax planning strategies. The Company has placed substantial reliance on its current projections of future taxable income.  The Company re-assesses its projections of taxable income on a quarterly basis.  If it is determined that the Company would not be able to realize all or part of its deferred tax assets in the future, which would include the Company’s failure to materially meet its projections of taxable income, an adjustment to the carrying value of the deferred tax assets would be charged to income in the period in which such determination was made and may affect our annual effective income tax rate.

Management currently believes the deferred tax assets are more likely than not to be realized based on current expectations of future earnings and available tax planning strategies.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The net deferred tax assets have been classified on the accompanying consolidated balance sheets as follows (in thousands):

	February 29, 2004	November 30, 2003

Current assets	$2,789	$2,789
Long-term assets	1,240	1,330
	$4,029	$4,119

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included in this report.  This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions.  Such forward looking statements include, but are not limited to, statements regarding the useful life of our products, future costs of goods sold, fluctuations in gross profits, expenditures on research and development, consolidation of leasing entity, the development and release of new products and technologies, benefits from enhancements to existing products and technologies, future revenues and costs and capital and financing requirements, international sales, impact on the market price of our common stock, compliance with laws and regulations, changes in the value of our financial instruments and benefits of our ERP system.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  These risks and uncertainties include, but are not limited to, the continued demand for printed financial documents; our ability to offset the expected decline in sales of our wired connectivity products; the market acceptance of products incorporating wireless printing technologies; our ability to hire and retain qualified management, technology and other personnel; the impact of competition from existing and new technologies and companies; and the other factors set forth below under the heading “Certain Important Factors” and in our other periodic reports and other documents that we file from time to time with the Securities and Exchange Commission.  These forward-looking statements speak only as of the date hereof.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

We own or have rights to trademarks that we use in connection with the sale of our products.  TROY®, eCheck Secure™, PrintraNet™, TROYmark™,  StarACH™, Etherwind™, Windconnect™, Windport™, EtherSync™, Exact MICR Technology™ (ExMT™) and Exact Positioning Technology™ (ExPT™) are among the trademarks that we own.  This report also makes reference to trademarks and trade names of other companies.

All references to “TROY,” “we,” “us” or “our” means TROY Group, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

Recent Developments

As disclosed in our report on Form 8-K filed March 26, 2004, as amended on Form 8-K/A filed April 7, 2004, on March 22, 2004, the Audit Committee of our Board of Directors approved a change in our independent accountants for the fiscal year ending November 30, 2004.  The Board of Directors ratified the Audit Committees’ dismissal of McGladrey & Pullen, LLP and the selection of BDO Seidman, LLP as our independent accountants.

Background

TROY offers a full range of products to its customers in two primary product lines: Secure Payment Systems and Wireless and Connectivity Solutions. Secure Payment Systems include Security Printing Solutions, which enable the secure printing and management of checks, and Financial Service Solutions, which enable secure electronic payments. Wireless and Connectivity Solutions includes hardware and software solutions that enable enterprises to share intelligent devices, such as printers, either wirelessly or using traditional networks.

Our products have been adopted by a wide variety of industries including electronic bill payment utilities, retail and brokerage firms, telecommunications, financial services, insurance, computer hardware, automotive, personnel and others.  We market our products in 55 countries and have more than 7,000 active customers.  In the first three months of fiscal 2004, there was one customer who accounted for 11% of our net sales.

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of net sales:

	Three Months Ended February 29,
	2004	2003
Net sales	100.0%	100.0%
Cost of goods sold	60.8	58.6
Gross profit	39.2	41.4
Selling, general and administrative expenses	26.4	27.9
Research and development expenses	9.0	10.1
Amortization of intangible assets	0.2	0.2
Operating income	3.6	3.2
Interest income	0.2	0.1
Interest expense	—	—
Income before income taxes	3.8	3.3
Provision for income taxes	1.5	1.3
Net income	2.3%	2.0%

Three Months Ended February 29, 2004 Compared to Three Months Ended February 28, 2003

Net Sales. Net sales in the three months ended February 29, 2004 decreased by $0.8 million, or 5.5%, to $13.6 million from $14.4 million in the three months ended February 28, 2003.  The decrease in sales was primarily due to a $0.4 million decrease in revenue from our financial services software and a $0.4 million decrease in our security printing solutions products, both in our Secure Payments Systems segment. The decrease in financial services software revenue resulted from completion of a large installation of StarACH software in the first quarter of fiscal 2003 which did not occur in the first quarter of fiscal 2004.  The decline in Security Printing Solutions sales was due to reduced demand for MICR printers and supplies in the first quarter of fiscal 2004 versus fiscal 2003. Net sales were not significantly affected by price changes.

Net Sales by Product Segment

	Three months ended
	(amounts in millions)
	February 29, 2004	February 28, 2003	Percent Change
Net sales:
Secure Payment Systems	$9.5	$10.3	(8.0)%
Wireless and Connectivity Solutions	4.1	4.1	1.0%
	$13.6	$14.4	(5.5)%

Gross Profit.

Gross profit, related percent changes and percent of total sales are as follows:

	Three months ended			Percent of Total Sales
	(amounts in millions)
	February 29, 2004	February 28, 2003	Percent Change	February 29, 2004	February 28, 2003
Gross profit	$5.3	$6.0	(10.5)%	39.2%	41.4%

Gross profit decreased in the three months ended February 29, 2004 from the three months ended February 28, 2003, primarily due to decreased sales of Secure Payment Systems products described above, and a shift in mix toward lower margin products. Gross profit as a percent of sales will fluctuate based on shifts in the mix of products sold.  Gross profit was not significantly affected by price changes.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses, related percent changes and percent of total sales are as follows:

	Three months ended
	(amounts in millions)			Percent of Total Sales
	February 29, 2004	February 28, 2003	Percent Change	February 29, 2004	February 28, 2003
Selling, general and administrative expenses	$3.6	$4.0	(10.4)%	26.4%	27.9%

The decrease in selling, general and administrative expenses was primarily due to cost savings from reductions in staff and foreign currency translation gains. General and administrative expenses in the first quarter of fiscal 2004 included  $0.6 million in professional fees related to the year-end audit and the implementation of the new ERP system. General and administrative expenses in the first quarter of fiscal 2003 included  $0.7 million in professional fees related to the year-end audit and the proposed merger to take TROY private.

Research and Development Expenses.

Research and development expenses, related percent changes and percent of total sales are as follows:

	Three months ended
	(amounts in millions)			Percent of Total Sales
	February 29, 2004	February 28, 2003	Percent Change	February 29, 2004	February 28, 2003
Research and development expenses	$1.2	$1.5	(15.4)%	9.0%	10.1%

Research and development expenses decreased in the three months ended February 29, 2004 compared to the three months ended February 29, 2003, primarily due to reduced spending for Secure Payment Systems products.  The total research and development expenses for the first quarter of fiscal 2004 included $0.8 million for Secure Payment Systems and $0.4 million for Wireless and Connectivity Solutions. We have the ability to redirect our research and development activities as needed based on our product strategies and market opportunities.  We forecast and budget research and development expenses by segment, but not by project.  The anticipated timing for the commercialization of any of our development efforts is not currently known.

Amortization of Intangible Assets.  Amortization of intangible assets decreased by $6,000 to $27,000 in the three months ended February 29, 2004 from $33,000 in the three months ended February 29, 2004, due to some assets becoming fully amortized in fiscal year 2003.

Operating Income.  As a result of the above factors, operating income increased by $22,000 to $490,000 in the three months ended February 29, 2004 from $468,000 in the three months ended February 28, 2003.  The operating income as a percentage of net sales was 3.6% in the three months ended February 29, 2004 compared to 3.2% in the three months ended February 28, 2003.

Interest Income.  Interest income increased by $27,000 to $30,000 in the three months ended February 28, 2003 from $3,000 in the three months ended February 28, 2003.  This increase was the result of increases in our investment in available-for-sale securities.

Interest Expense.  There was no interest expense in the three months ended February 29, 2004 compared to $2,000 in the three months ended February 28, 2003, due to the payment of the note payable in fiscal 2003.

Income Taxes.  Income tax expense was $0.2 million in the three months ended February 29, 2004 and in the three months ended February 28, 2003.  Income tax expense as a percentage of pretax income was 38.5% in the three months ended February 29, 2004 compared to 39.9% in the three months ended February 28, 2003.  The decrease in the effective tax rate in fiscal 2004 compared to fiscal 2003 was primarily due to a lower proportion in fiscal 2004 of foreign source income which has a higher effective tax rate.

Liquidity and Capital Resources

Cash flows provided by operating activities were $1.2 million in the three months ended February 29, 2004 compared to $0.7 million used in operating activities in the three months ended February 28, 2003.  This increase in cash flows provided was primarily due to delayed payments to vendors in fiscal 2004 partially offset by increased accrued expenses.  The cash used in fiscal 2003 was primarily due to increases in accounts receivable and inventories.

Cash flows used in investing activities were $0.2 million in the three months ended February 29, 2004 compared to $0.1 million in the three months ended February 28, 2003.  Cash flows used in fiscal 2004 included $0.2 million in capital expenditures.

Cash flows used in financing activities decreased by $10,000 to $8,000 in the three months ended February 29, 2004 compared to cash flows used in financing activities of $18,000 in the three months ended February 28, 2003.  The decrease in cash used in financing activities primarily resulted from the payment of the note payable in fiscal 2003, partially offset by the purchase of treasury stock in fiscal 2004.

We have a $5.0 million line-of-credit agreement with Comerica Bank.  As of February 29, 2004, there were no borrowings outstanding against the line of credit.  Borrowings under the line of credit bear interest at the lesser of the bank’s reference rate (4.00 % at February 29, 2004) less 0.25% or the bank’s LIBOR rate (1.10 % at February 29, 2004) plus 2% and are limited to 80% of eligible accounts receivable and 50% of eligible inventories if total liabilities to tangible effective net worth is greater than two to one.  No formula is required if total liabilities to tangible effective net worth is less than two to one. In connection with the line-of-credit agreement, we have a $650,000 standby letter-of-credit sub-limit, of which approximately $80,000 was outstanding at February 29, 2004.  This line of credit is secured by substantially all of our assets.  Our borrowing arrangement requires us to comply with certain financial covenants and other restrictions, including our ability to pay dividends and as of February 29, 2004 we were in compliance with those covenants. As of February 29, 2004, we had approximately $4.9 million in availability under the line of credit.  The line-of-credit borrowings are due on demand. The agreement may be terminated by either party.

We believe that existing cash balances of $2.6 million, our investments of $8.0 million, cash generated by operating activities, and funds available under our credit facility will be sufficient to finance our operating activities for at least the next 12 months, which will include capital expenditures of approximately $0.5 million.  To the extent that the funds generated from these sources are insufficient to finance our operating activities, we would need to raise additional funds through public or private financing.  We cannot assure you that additional financing, if required, will be available on terms favorable to us, or at all.

In March 2001, TROY established a stock repurchase program under which TROY’s common stock, with an aggregate market value up to $4.0 million, may be acquired in the open market.  As of February 29, 2004, TROY had purchased approximately 334,293 shares of common stock in the open market under this stock repurchase program, at an average price of $3.63 per share.  In February 2004, Troy retired 331,493 shares purchased under the program.  Approximately $2.8 million remains available for future common stock repurchases.

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

We periodically review the value of our long-lived tangible and our amortizing intangible assets to determine if impairment has occurred by comparing the carrying value of the long-lived assets with the lowest level of identifiable future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition.  As discussed in Note 14 to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended November 30, 2003, we recorded an impairment loss on certain long-lived assets during fiscal year 2001 based on an evaluation of projected operating income, cash flows and business prospects. In addition, we determined other long-lived assets were not impaired. In making these determinations, the assumptions used by management about future cash flows are critical.  If these expected cash flows are not realized, future additional impairment losses may be recorded.

Goodwill and Other Intangible Assets

We adopted Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets effective December 1, 2002 and performed our initial transitional impairment test as of that date. The provisions of SFAS No. 142 require that we allocate our goodwill to our various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. Our reporting units represent components of our operating segments, which are the same as the reportable segments, identified in Note 9. In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill for the reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded. For the year ended November 30, 2003, no impairment loss was recognized.  Our annual impairment testing date is the beginning of the fiscal fourth quarter, which is September 1.

Evaluation of long-lived and intangible assets

For long-lived assets, other than goodwill, Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires the evaluation for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to the estimated fair value, and the loss recognized in income from continuing operations in the period in which the determination is made. Management has determined that no impairment of long-lived assets existed at November 30, 2003.

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

We recognize revenue from software arrangements of our StarACH™ software in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions. Revenue is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization or modification of the software.  For arrangements where the software requires significant customization or modification, we recognize revenue for the software license and consulting services portion of the arrangement using the completed contract method of accounting under SOP 81-1. Contracts are considered complete upon customer acceptance.  Maintenance revenue for the StarACH™ software is recognized ratably over the term of the maintenance contract, typically 12 months.

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

Off-balance sheet financings and liabilities

Other than lease commitments and legal contingencies incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities.  We do not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements, except for a related party lease arrangement.

Comprehensive Income

Management has determined that the functional currency of its foreign subsidiary located in Canada is the local currency, while the functional currency of its foreign subsidiary located in Germany is the U.S. dollar. Assets and liabilities of our foreign subsidiary whose local currency is the functional currency are translated into U.S. dollars at the period-end exchange rates. Income and expenses are translated at the average exchange rate for the period and the resulting translation adjustments are accumulated as a separate component of stockholders’ equity, which totaled $18,000 and $33,000 at February 29, 2004 and November 30, 2003, respectively. The German subsidiary’s financial statements are remeasured at month-end exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets and liabilities and equity. Income and expenses are translated at the average exchange rate for the period, and translation adjustments are included in income for foreign entities whose functional currency is the U.S. dollar. Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income.

Income taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when it is determined to be more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we consider future taxable income and prudent and feasible tax planning strategies. We have placed substantial reliance on our current projections of future taxable income.  We re-assess our projections of taxable income on a quarterly basis.  If it is determined that we would not be able to realize all or part of our deferred tax assets in the future, which would include our failure to materially meet our projections of taxable income, an adjustment to the carrying value of the deferred tax assets would be charged to income in the period in which such determination was made and may affect our annual effective income tax rate.

We currently believe the deferred tax assets are more likely than not to be realized based on current expectations of future earnings and available tax planning strategies.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Recent Accounting Pronouncements

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

In 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised. Prior to FIN 46, a company generally included another entity in the company’s financial statements only if it controlled the entity through ownership of the majority voting interests.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for the Company for all variable interest entities beginning the quarter ending May 31, 2004. We are currently analyzing the effect that the adoption of FIN 46 will have on our results of operations and financial position, but expect that upon the implementation date, it is reasonably possible that we will be required to consolidate the related party leasing entity described Note 10 to our consolidated financial statements in our annual report on Form 10-K for the fiscal year ended November 30, 2003.

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

CERTAIN IMPORTANT FACTORS

There are several important factors that could cause our actual results to differ materially from those we anticipate or those reflected in any of our forward-looking statements.  These factors, and their impact on the success of our operations and our ability to achieve our goals, include, but are not limited to, those set forth below.

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

Although we have re-engineered certain of our wired connectivity products in a manner that we believe will extend their useful life, there can be no assurance that this will be the case.

Although we have re-engineered certain of our wired connectivity products in a manner that we believe will extend their useful lives, there can be no assurance that this will be the case.  Should these changes not extend the useful life of these products, we anticipate that sales of these products will begin to decline, in which case it would be necessary for us to offset this potential decline through increased sales of other products.  There is no assurance that we will be successful in achieving increased sales in other products.

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

We sell a significant amount of our products to customers outside the United States.  International sales accounted for 20.9% of our net sales in the three months ended February 29, 2004 and represented 19.8% of our net sales in the three months ended February 28, 2003.  We expect that shipments to international customers will continue to account for a material portion of our net sales.  Sales outside the United States involve the following risks, among others:

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

We do not utilize derivative financial instruments.  Accordingly, our exposure to market risk is through our foreign currency transactions and through our bank debt which bears interest at variable rates.    We do not hedge our exposure to foreign currency fluctuations. Rather, we monitor our foreign currency exposure on a monthly basis.  Principal foreign currencies are the Euro and the Canadian Dollar.  The bank debt is a revolving line of credit.  Borrowings under the line of credit bear interest at the lesser of the bank’s reference rate (4.00 % at February 29, 2004) less 0.25% or the bank’s LIBOR rate (1.10 % at February 29, 2004) plus 2% and are limited to 80% of eligible accounts receivable and 50% of February 29, 2004, there were no amounts outstanding under the line of credit agreement and, accordingly, a sustained increase in the reference rate of 1% would not cause our annual interest expense to change.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  In the first quarter of fiscal 2004, we began the implementation of a new ERP system.  Although this new ERP system has not yet been fully implemented, we expect that, once fully implemented, it will improve our overall disclosure controls and procedures.

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

  (b) Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In the first fiscal quarter of 2004, we began the implementation of a new ERP system.  Although this new ERP system has not yet been fully implemented, we expect that, once fully implemented, it will improve our internal controls over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On November 21, 2002, Tom Lloyd filed an action in the Superior Court of the State of California in and for Orange County against TROY and its directors, alleging that defendants breached their fiduciary duties in connection with the Merger by attempting to provide the Dirk family with preferential treatment in connection with their efforts to complete a sale of TROY. The complaint sought to enjoin an acquisition of TROY by the Dirk family, as well as attorneys’ fees. Following termination of the Merger Agreement, the plaintiff filed a motion for dismissal of the action and award of attorney’s fees and expenses of $387,250.  TROY filed a motion in support of the plaintiff’s motion for dismissal of the action and in opposition to plaintiff’s motion for fees.  On March 4, 2004 the court issued a ruling granting the motion for dismissal with prejudice, and granting the motion for attorney’s fees of $175,000. On April 30, 2004, TROY filed a notice of appeal. TROY has accrued an estimate of expenses to be incurred in connection with this litigation in fiscal 2003 in excess of the deductible amount, which was recorded as an expense in fiscal 2002.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on March 29, 2004.  The following individuals were elected at the Annual Meeting as Directors of TROY to serve until the next annual meeting or until their respective successors are elected and qualified.  Shares voted in favor of these Directors and shares withheld were as follows:

Director	Shares For	Shares Withheld

Patrick J. Dirk	9,766,409	479,146
Brian P. Dirk	9,766,409	479,146
Gene A. Bier	10,078,481	166,874
Stephen G. Holmes	10,078,481	166,874
Lambert Gerhart	10,078,481	166,874

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K

On February 23, 2004, we furnished a Current Report on Form 8-K dated February 13, 2004 under Item 12. regarding a press release announcing our financial results for the fourth quarter and fiscal year ended November 30, 2003.

The Company issued a Current Report on Form 8-K dated March 22, 2004, as amended on Form 8-K/A dated April 2, 2004, both under Item 4.,  regarding the Audit Committee of our Board of Directors’ approval of a change in our independent accountants for the fiscal year ending November 30, 2004.  The Board of Directors ratified the Audit Committees’ dismissal of McGladrey & Pullen, LLP and the selection of BDO Seidman, LLP as our independent accountants.  The report of McGladrey & Pullen for the fiscal years ended November 30, 2003 and November 30, 2002, contained no adverse opinions, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles.

During the fiscal years ended November 30, 2003 and November 30, 2002 and the subsequent interim period through the date hereof, there were no disagreements between the Registrant and McGladrey & Pullen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of McGladrey & Pullen, would have caused it to make reference to the subject matter of the disagreement in connection with its report.  No reportable event described in paragraph (a)(1)(v) of Item 304 of Regulation S-K has occurred within the Registrant’s fiscal years ending November 30, 2003 and November 30, 2002.

The Registrant did not consult with BDO Seidman, LLP during the fiscal years ended November 30, 2003 and November 30, 2002, with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s consolidated financial statements, or any other matters or reportable events as set forth in paragraphs (a)(2)(i) and (ii) of Item 304 Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TROY GROUP, INC.

May 12, 2004	/s/ Patrick J. Dirk
Patrick J. Dirk
Chairman, President and Chief Executive Officer

May 12, 2004	/s/ James W. Klingler
James W. Klingler
Vice President-Finance, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.