Form 10-Q
period 2004-05-31
TROY GROUP INC
filed 2004-07-15
CIK 1060595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☐   No   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes   ☐   No   ☒

As of June 30, 2004, 10,642,677 shares of the Registrant’s Common Stock were outstanding.

TROY GROUP, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ended May 31, 2004

PART I:  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TROY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	May 31, 2004	November 30, 2003 (a)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,571	$1,727
Investment in available-for-sale securities	8,000	8,000
Accounts receivable, less allowance for doubtful accounts $626 in 2004; $393 in 2003	8,665	8,419
Inventories, net	5,221	4,891
Prepaid expenses and other	1,333	1,414
Deferred tax assets	2,789	2,789
Total current assets	28,579	27,240
Equipment and leasehold improvements, net	3,183	3,213
Goodwill	281	281
Receivable from stockholders	1,903	1,903
Deferred tax assets	1,240	1,330
Other assets	614	993
Total assets	$35,800	$34,960

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,412	$2,172
Accrued expenses	3,560	4,322
Deferred revenue	1,840	1,807
Total current liabilities	8,812	8,301
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value authorized 5,000,000 shares, issued none	—	—
Common stock, par value $.01 per share authorized 50,000,000 shares, issued 10,642,677 shares in 2004; 10,974,170 shares in 2003	107	110
Additional paid-in capital	19,921	21,122
Accumulated other comprehensive income	10	33
Retained earnings	6,958	6,598
	26,996	27,863
Less cost of treasury stock, 2,800 shares in 2004; 331,493 shares in 2003	(8)	(1,204)
Total stockholders’ equity	26,988	26,659
Total liabilities and stockholders’ equity	$35,800	$34,960

(a)                                     Derived from the audited consolidated financial statements for the year ended November 30, 2003

See Notes to Condensed Interim Consolidated Financial Statements.

TROY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003

Net sales	$14,422	$13,395	$28,039	$27,803
Cost of goods sold	8,756	8,193	17,029	16,631
Gross profit	5,666	5,202	11,010	11,172

Operating expenses:
Selling, general and administrative	4,500	3,683	8,090	7,712
Research and development	1,099	1,230	2,336	2,692
Amortization of intangible assets	24	11	51	22
Operating income	43	278	533	746

Interest income	23	23	53	26
Interest expense	—	(6)	—	(8)

Income before income taxes	66	295	586	764
Provision for income taxes	26	105	226	292
Net income	$40	$190	$360	$472

Net income per share:	$—	$.02	$.03	$.04
Basic	$—	$.02	$.03	$.04
Diluted

Shares used in per share computations:
Basic	10,640	10,651	10,641	10,650
Diluted	10,640	10,651	10,644	10,650

See Notes to Condensed Interim Consolidated Financial Statements.

TROY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended May 31,
	2004	2003

Cash flows from operating activities:
Net income	$360	$472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	528	591
Impairment of long-lived assets	284	—
Provision for doubtful accounts	233	200
Changes in working capital components:
(Increase) decrease in:
Accounts receivable	(480)	759
Income tax refund receivable	—	49
Inventories	(330)	(1,135)
Prepaid expenses and other	81	151
Deferred taxes	90	—
Increase (decrease) in:
Accounts payable	1,240	(1,563)
Accrued expenses	(761)	643
Deferred revenue	33	(119)
Net cash provided by operating activities	1,278	48

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(373)	(621)
Maturities of available-for-sale securities	—	497
Increase in other assets, net	(30)	(39)
Net cash used in investing activities	(403)	(163)

Cash flows from financing activities:
Payments on notes payable	—	(35)
Proceeds from issuance of common stock	—	9
Purchase of treasury stock	(8)	—
Net cash used in financing activities	(8)	(26)

Effect of foreign currency translation	(23)	—

Net increase (decrease) in cash and cash equivalents	844	(141)
Cash and cash equivalents, beginning of period	1,727	6,615
Cash and cash equivalents, end of period	$2,571	$6,474

See Notes to Condensed Interim Consolidated Financial Statements.

TROY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands except share amounts)

				Accumulated
	Common Stock		Additional	Other		Treasury Stock		Total
	Number		Paid-in	Comprehensive	Retained	Number		Stockholders’	Comprehensive
	of Shares	Amount	Capital	Income	Earnings	of Shares	Amount	Equity	Income (Loss)

Balance, November 30, 2003	10,974,170	$110	$21,122	$33	$6,598	331,493	$(1,204)	$26,659	$—
Retirement of treasury stock	(331,493)	(3)	(1,201)	—	—	(331,493)	1,204	—	—
Purchase of common stock for the treasury	—	—	—	—	—	2,800	(8)	(8)	—
Foreign currency translation adjustment, net of tax	—	—	—	(23)	—	—	—	(23)	(23)

Net income	—	—	—	—	360	—	—	360	360
Balance, May 31, 2004	10,642,677	$107	$19,921	$10	$6,958	2,800	$(8)	$26,988	$337

See Notes to Condensed Interim Consolidated Financial Statements

TROY GROUP, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

(unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of TROY Group, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended May 31, 2004 are not necessarily indicative of the results that may be expected for the year ending November 30, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended November 30, 2003.

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans. As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation plan using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the common stock to be received at the measurement date. Under the requirements of SFAS No. 123, non-employee stock-based transactions require compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

The following table illustrates the effect on net income and net income per share had compensation costs for the stock-based compensation plan been determined based on the fair values of awards on the grant date under the provisions of SFAS No. 123, for the three-month and six-month periods ended May 31, 2004 and 2003 (amounts in thousands, except per share data):

	Three months ended May 31,		Six months ended May 31,
	2004	2003	2004	2003

Net income (loss) applicable to common stockholders:
As reported	$40	$190	$360	$472
Less total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(163)	(100)	(333)	(202)
Proforma	$(123)	$90	$27	$270

Net income per share applicable to common stockholders, basic and diluted:
As reported	$—	$.02	$.03	$.04
Proforma	$(.01)	$.01	$—	$.03

There were no stock option grants in the quarter ended May 31, 2004.

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

In 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised. Prior to FIN 46, a company generally included another entity in the company’s financial statements only if it controlled the entity through ownership of the majority voting interests.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  We have adopted FIN 46 effective with the quarter ending May 31, 2004, and we have determined that we do not have any variable interest entities that are required to be consolidated in our financial statements.

Note 2.  Inventories

Inventories consisted of the following as of May 31, 2004 and November 30, 2003 (amounts in thousands):

	May 31, 2004	November 30, 2003
	(unaudited)
Raw materials	$3,052	$4,671
Work-in-process	438	401
Finished goods	4,070	2,264
Reserve for slow moving and obsolete inventories	(2,339)	(2,445)
Total	$5,221	$4,891

Note 3.  Other Assets

Other assets consisted of the following at May 31, 2004 and November 30, 2003 (amounts in thousands):

	May 31, 2004	November 30, 2003
	(unaudited)
Customer list, net of accumulated amortization 2004 $22 and 2003 $20	$3	$5
Core technology, net of accumulated amortization 2004 $272 and 2003 $236	120	156
Purchased software, net of accumulated amortization 2004 $133 and 2003 $120	—	13
Software development costs, net of accumulated amortization 2004 $718 and 2003 $359	—	359
Cash surrender value of officers’ life insurance	491	460
	$614	$993

Note 4.  Goodwill and Intangible Assets

The Company adopted SFAS No. 142 Goodwill and Other Intangible Assets effective December 1, 2002 and performed the initial transitional impairment test as of that date. The provisions of SFAS No. 142 require that the Company allocate its goodwill to its various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. The Company’s reporting units represent components of its operating segments, which are the same as the reportable segments, identified in Note 11. In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill for the reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded.

For the year ended November 30, 2003, no impairment loss was recognized. However, future goodwill impairment tests could result in a charge to earnings. The Company will continue to evaluate goodwill on an annual basis as of the beginning of the fourth fiscal quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment.

On December 1, 2002, the Company completed the allocation of goodwill (including amounts previously classified as assembled workforce) to its reportable segments as part of its transitional impairment test. Goodwill allocated to the Company’s reportable segments as of November 30, 2003 and May 31, 2004 are as follows (amounts in thousands):

	Wireless & Connectivity	Secure Payment Systems	Total
Balance at November 30, 2003	$—	$281	$281
Balance at May 31, 2004 (unaudited)	$—	$281	$281

The Company’s intangible assets subject to amortization at May 31, 2004 and November 30, 2003 are composed of (amounts in thousands):

	May 31, 2004			November 30, 2003
	(unaudited)
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer Lists	$25	$(22)	$3	$25	$(20)	$5
Core Technology	392	(272)	120	392	(236)	156
Purchased Software	133	(133)	—	133	(120)	13

Total amortizable intangible assets	$550	$(427)	$123	$550	$(376)	$174

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

In the second quarter of fiscal 2004, management evaluated the long-lived intangible assets for impairment using the methodology described above and determined that the asset representing the capitalized software development costs for ACH software was impaired. As a result, the unamortized amount of $284,000 at April 30, 2004 was written off in the second quarter.

Amortization expense related to intangible assets was approximately $24,000 and $11,000 for each of the three-month periods and $51,000 and $22,000 for each of the six-month periods ended May 31, 2004 and 2003, respectively.

Estimated future amortization expense related to purchased intangible assets at May 31, 2004 is as follows:

Fiscal year:	(In thousands)
2004	$37
2005	75
2006	11
Total	$123

Note 5. Notes Payable

The Company has a $5.0 million line-of-credit agreement with Comerica Bank.  As of May 31, 2004, there were no borrowings outstanding against the line of credit.  Borrowings under the line of credit bear interest at the lesser of the bank’s reference rate (4.00 % at May 31, 2004) less 0.25% or the bank’s LIBOR rate (1.11 % at May 31, 2004) plus 2% and are limited to 80% of eligible accounts receivable and 50% of eligible inventories if total liabilities to tangible effective net worth is greater than two to one.  No formula is required if total liabilities to tangible effective net worth is less than two to one. In connection with the line-of-credit agreement, the Company has a $650,000 standby letter-of-credit sub-limit, of which approximately $80,000 was outstanding at May 31, 2004.  This line of credit is secured by substantially all of the Company’s assets.  The borrowing arrangement requires the Company to comply with certain financial covenants and other restrictions, including its ability to pay dividends, and as of May 31, 2004 the Company was in compliance with those covenants. As of May 31, 2004, the Company had approximately $4.9 million in availability under the line of credit.  The line-of-credit borrowings are due on demand. The agreement may be terminated by either party at any time.

Note 6.  Stock Option and Stock Warrant Plans

During the six months ended May 31, 2004, the Company granted 40,000 stock options to employees and a director. The following is a summary of total outstanding options and stock warrants at May 31, 2004:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number of Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life	Number of Shares	Weighted - Average Exercise Price
$2.85 - $4.51	702,666	$3.87	6.2 years	469,332	$3.81
6.63 - 8.75	461,000	7.32	5.6 years	385,569	7.35
13.16 - 14.25	15,000	13.52	5.8 years	9,998	13.52
$2.85 - $14.25	1,178,666	$5.34	6.0 years	864,899	$5.50

At May 31, 2004, there were 1,618,000 shares remaining available for grant under the Company’s stock option plan.

Note 7.  Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (amounts in thousands, except per share data):

	Three months ended May 31,		Six months ended May 31,
	2004	2003	2004	2003

Numerator for basic and diluted net income per share:
Net income	$40	$190	$360	$472

Denominator for basic net income per share
Weighted-average shares outstanding	10,640	10,651	10,641	10,650
Effect of employee stock options and warrants	—	—	3	—

Denominator for diluted net income per share	10,640	10,651	10,644	10,650

Net income per share:
Basic	$—	$.02	$.03	$.04
Diluted	$—	$.02	$.03	$.04

Note 8.  Contractual Obligations and Commercial Commitments

We have the following minimum non-cancelable contractual obligations and commercial commitments (amounts in thousands):

	Total	Fiscal 2004	Fiscal 2005-07	Fiscal 2008
Related party operating lease	$1,096	$143	$858	$95
Other operating leases	380	182	198	—
Split dollar life insurance policy	**	**	**	**
Total	$1,476	$325	$1,056	$95

 The annual commitments reflected in the table above are based on our November 30 year-end.

The Company leases its operating facilities under non-cancelable operating lease agreements, including certain operating facilities from a company related through common ownership, which expire through 2008.  The related-party lease requires monthly payments of approximately $23,800.

As of May 31, 2004 and November 30, 2003, we had a balance of advanced payments of $1,903,000 to affiliated stockholders in connection with the purchase of split dollar life insurance policies.  The Company and the stockholders have executed split-dollar agreements governing the unsecured non-interest bearing advances. The advances are due upon the death, termination or retirement of the Company’s Chairman, Chief Executive Officer and majority stockholder. We previously had committed to making payments on the split dollar life insurance policies based on continued employment; however, the Sarbanes-Oxley Act of 2002 prohibits extensions of credit in the form of a personal loan to certain company insiders after July 29, 2002.  As a result, since July 29, 2002 we have not funded the annual premium payments on these policies.  If the SEC issues new regulations or other guidance that causes us to reevaluate our position, we may demand payment on the advance and terminate our participation in these arrangements.

Note 9.  Major Vendors

The Company purchases key components from a vendor and also sells products to this same vendor.  Purchases from this vendor for the six months ended May 31, 2004 and 2003 were (in thousands): $6,238, and $4,677, respectively.  Net payable balances to this vendor as of May 31, 2004 and November 30, 2003 were (in thousands): $780 and $149, respectively.

Note 10. Major Customers

There were no customers that accounted for 10% or more of net sales in the first six months of fiscal 2004, or fiscal 2003.

Note 11.  Segment Information and Geographical Information

Segment Information

The following tables summarize net sales and net income by the Company’s operating segments, Secure Payment Systems and Wireless and Connectivity Solutions, for the three months and six months ended May 31, 2004 and 2003 (amounts in thousands):

	Three months ended May 31,		Six months ended May 31,
	(unaudited)		(unaudited)
	2004	2003	2004	2003

Net Sales:
Secure Payment Systems	$9,887	$10,099	$19,394	$20,438
Wireless and Connectivity Solutions	4,535	3,296	8,645	7,365
	$14,422	$13,395	$28,039	$27,803

Net Income:
Secure Payment Systems	$257	343	261	607
Wireless and Connectivity Solutions	$(217)	(153)	99	(135)
	$40	$190	$360	$472

	May 31, 2004	November 30, 2003
	(unaudited)
Segment Assets:
Secure Payment Systems	$30,748	$29,083
Wireless and Connectivity Solutions	10,923	11,281
	$41,671	$40,364

The following schedule is presented to reconcile May 31, 2004 and November 30, 2003 segment assets to the amounts reported in the Company’s consolidated financial statements (amounts in thousands).

	May 31, 2004	November 30, 2003
	(unaudited)
Total assets of reportable segments	$41,671	$40,364
Inter-segment receivables	(5,637)	(5,170)
Investment in subsidiaries	(234)	(234)
Consolidated assets	$35,800	$34,960

Geographical Information

	Three months ended May 31,		Six months ended May 31,
	(unaudited)		(unaudited)
	2004	2003	2004	2003

Net Sales:
United States	$11,004	$9,911	$21,772	$21,462
All Other Countries	3,418	3,484	6,267	6,341
	$14,422	$13,395	$28,039	$27,803

Note 12.  Cash Flow Information

Supplemental disclosure of cash flow information; (amounts in thousands):

	Six months ended May 31,
	(unaudited)
	2004	2003
Cash paid during the period for:
Interest	$—	$8
Income taxes	$192	$271
Supplemental disclosure of non-cash activities:
Retirement of treasury stock	$1,204	$—

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

The net deferred tax assets have been classified on the accompanying consolidated balance sheets as follows (in thousands):

	May 31, 2004	November 30, 2003

Current assets	$2,789	$2,789
Long-term assets	1,240	1,330
	$4,029	$4,119

Note 14. Proposed Merger

On May 26, 2004, we announced that TROY had entered into a merger agreement (the “Merger”) with Dirk, Inc., a company controlled by Patrick Dirk, the founder of TROY, and his family members, pursuant to which Mr. Dirk and his family will acquire the outstanding shares of TROY common stock that they do not already own.  TROY expects the Merger to close in August 2004.  The Merger is subject to approval by TROY stockholders as required under applicable state law, to completion of financing arrangements necessary to accomplish the Merger, and to certain other closing conditions.  On June 17, 2004, we filed a Preliminary Proxy Statement on Schedule 14A and a Schedule 13E-3 in connection with the proposed Merger.

Note 15. Litigation

On November 21, 2002, Tom Lloyd filed an action in the Superior Court of the State of California in and for Orange County against TROY and its directors, alleging that defendants breached their fiduciary duties in connection with the previous merger by attempting to provide the Dirk family with preferential treatment in connection with their efforts to complete a sale of TROY. The complaint sought to enjoin an acquisition of TROY by the Dirk family, as well as attorneys’ fees. Following termination of the previous merger Agreement, the plaintiff filed a motion for dismissal of the action and award of attorney’s fees and expenses of $387,250.  TROY filed a motion in support of the plaintiffs motion for dismissal of the action and in opposition to plaintiffs motion for fees.  On March 4, 2004 the court issued a ruling granting the motion for dismissal with prejudice, and granting the motion for attorneys fees of $175,000. On April 30, 2004, TROY filed a notice of appeal. TROY has accrued an estimate of expenses to be incurred in connection with this litigation in fiscal 2003 in excess of the deductible amount, which was recorded as an expense in fiscal 2002.

Following the announcement of the proposed Merger, Osmium Partners LLC, Ralph Hamer, Roy Liedtke, and Tilson Growth Fund, LP, respectively, filed purported class action complaints in the California Superior Court for Orange County against TROY and our directors.  The Liedtke complaint also names Dirk, Inc. In all four actions, plaintiffs allege that defendants breached their fiduciary duties in connection with the Merger by attempting to provide the Dirk family with preferential treatment in connection with their efforts to complete a sale of TROY. Plaintiffs in all four actions seek declaratory relief, an order enjoining the acquisition, and attorneys fees.  The Liedtke complaint also seeks damages.  TROY and our directors have not yet been served with the Liedtke and Tilson Growth Fund complaints.  Osmium Partners LLC has served discovery requests, but discovery has not commenced in the other actions.  No trial date has been set in any of these actions.  If these actions are successful in enjoining the transaction, or the Liedtke action is successful in obtaining damages, it could have a material adverse effect on our business, financial position, or results of operation.  Currently, the amount of such an adverse effect cannot be estimated.

Note 16.  Guarantees

Indemnifications

In the ordinary course of business, TROY enters into contractual arrangements under which TROY may agree to indemnify the third party in the arrangement from any losses incurred relating to services performed on behalf of TROY or for losses arising from certain events as defined within the particular contract, which may include litigation or claims relating to past performance.  These arrangements include, but are not limited to, TROY’s indemnification of its officers and directors to the maximum extent under the laws of the state of Delaware, the indemnification of its lessors for certain claims arising from the use of the facilities, and the indemnification of its bank for certain claims arising from the bank's grants of credit to TROY.  Such indemnification obligations may not be subject to maximum loss clauses.  Historically, payments, if any, or if made or required related to these indemnifications have been immaterial.

Warranty

TROY accrues for warranty expense at the time revenue is recognized and maintains a warranty accrual for estimated future warranty obligations based upon the relationship between historical and anticipated warranty costs and sales volumes.  To the extent TROY experiences increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase resulting in decreased gross profit.  The standard warranty period for TROY’s products ranges from one month to five years.

Deferred Revenue

TROY offers fixed-price support or maintenance contracts, including extended warranties, to its customers.  Revenue from equipment maintenance contracts on check printing equipment and software is recorded as deferred income when billed and is recognized straight-line over the term of the contract.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included in this report.  This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions. Such forward looking statements include, but are not limited to, statements regarding the proposed merger with Dirk, Inc., our ability to finance our operating activities, our critical accounting policies and recent accounting pronouncements, international sales, compliance with laws and regulations, benefits of our ERP system, our current litigation and our efforts to defend such litigation.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  These risks and uncertainties include, but are not limited to, completion of the proposed merger, the continued demand for printed financial documents; the useful life of our products, the market acceptance of products incorporating wireless printing technologies; the impact of competition from existing and new technologies and companies; the impact of litigation regarding the proposed merger; and the other factors set forth below under the heading “Certain Important Factors” and in our other periodic reports and other documents that we file from time to time with the Securities and Exchange Commission. These forward-looking statements speak only as of the date hereof.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Recent Developments

On May 26, 2004, we announced that TROY had entered into a merger agreement (the “Merger”) with Dirk, Inc., a company controlled by Patrick Dirk, the founder of TROY, and his family members, pursuant to which Mr. Dirk and his family will acquire the outstanding shares of TROY common stock that they do not already own.  TROY expects the Merger to close in August 2004.  The Merger is subject to approval by TROY stockholders as required under applicable state law, to completion of financing arrangements necessary to accomplish the Merger, and to certain other closing conditions.  On June 17, 2004, we filed a Preliminary Proxy Statement on Schedule 14A and a Schedule 13E-3 in connection with the proposed Merger.

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

Our products have been adopted by a wide variety of industries including electronic bill payment utilities, retail and brokerage firms, telecommunications, financial services, insurance, computer hardware, automotive, personnel and others.  We market our products in 55 countries and had more than 7,000 active customers in the past year.  In the first six months of fiscal 2004, there were no customers who accounted for 10% or more of our net sales.

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of net sales:

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.7	61.2	60.7	59.8
Gross profit	39.3	38.8	39.3	40.2
Selling, general and administrative expenses	31.2	27.5	28.9	27.7
Research and development expenses	7.6	9.2	8.3	9.7
Amortization of intangible assets	0.2	—	0.2	0.1
Operating income	0.3	2.1	1.9	2.7
Interest income	0.2	0.1	0.2	0.1
Interest expense	—	—	—	—
Income before income taxes	0.5	2.2	2.1	2.8
Provision for income taxes	0.2	0.8	0.8	1.1
Net income	0.3%	1.4%	1.3%	1.7%

Three Months Ended May 31, 2004 Compared to Three Months Ended May 31, 2003

Net Sales

Net sales by product segment and related percent changes are as follows:

	Three months ended May 31,
	(amounts in millions)
	2004	2003	Percent Change
Net sales:
Secure Payment Systems	$9.9	$10.1	(2.1)%
Wireless and Connectivity Solutions	4.5	3.3	37.6%
	$14.4	$13.4	7.7%

Net sales in the three months ended May 31, 2004 increased by $1.0 million, or 7.7%, to $14.4 million from $13.4 million in the three months ended May 31, 2003.  The increase in sales was primarily due to a $1.2 million increase in revenue from our Wireless and Connectivity print server sales and royalties, partially offset by a $0.2 million decline in sales of MICR printers and supplies and StarACH software, both in our Secure Payment Systems segment.  Net sales were not significantly affected by price changes.

Gross Profit

Gross profit, related percent changes and percent of total sales are as follows:

	Three months ended May 31,
	(amounts in millions)			Percent of Total Sales May 31,
	2004	2003	Percent Change	2004	2003
Gross profit	$5.7	$5.2	8.9%	39.3%	38.8%

Gross profit increased in the three months ended May 31, 2004 from the three months ended May 31, 2003, primarily due to increased sales of Wireless and Connectivity products, partially offset by decreased sales of Secure Payment Systems products and the impairment charge of $284,000, related to ACH software (see Note 4). Gross profit as a percent of sales will fluctuate based on shifts in the mix of products sold.  Gross profit was not significantly affected by price changes.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses, related percent changes and percent of total sales are as follows:

	Three months ended May 31,
	(amounts in millions)			Percent of Total Sales May 31,
	2004	2003	Percent Change	2004	2003
Selling, general and administrative expenses	$4.5	$3.7	22.2%	31.2%	27.5%

The increase in selling, general and administrative expenses was primarily due to increases in costs associated with implementation of the new ERP system and professional fees, partially offset by cost savings from reductions in staff and foreign currency translation gains. General and administrative expenses in the second quarter of fiscal 2004 included $0.5 million in professional fees related to audit fees, the currently proposed Merger to take TROY private and the deductible portion of TROY’s directors and officer’s insurance policy related to the recent litigation regarding the proposed Merger described under Legal Proceedings, and $0.2 million for the implementation of the new ERP system.  General and administrative expenses in the second quarter of fiscal 2003 included $0.4 million in professional fees related to the year-end audit and the previously proposed merger to take TROY private.

Research and Development Expenses.

Research and development expenses, related percent changes and percent of total sales are as follows:

	Three months ended May 31,
	(amounts in millions)			Percent of Total Sales May 31,
	2004	2003	Percent Change	2004	2003
Research and development expenses	$1.1	$1.2	(10.7)%	7.6%	9.2%

Research and development expenses decreased in the three months ended May 31, 2004 compared to the three months ended May 31, 2003, primarily due to reduced spending for Secure Payment Systems products.  The total research and development expenses for the second quarter of fiscal 2004 included $0.6 million for Secure Payment Systems and $0.5 million for Wireless and Connectivity Solutions. We have the ability to redirect our research and development activities as needed based on our product strategies and market opportunities.  We forecast and budget research and development expenses by segment, but not by project.  The anticipated timing for the commercialization of any of our development efforts is not currently known.

Amortization of Intangible Assets. Amortization of intangible assets increased by $13,000 to $24,000 in the three months ended May 31, 2004 from $11,000 in the three months ended May 31, 2004.

Operating Income.  As a result of the above factors, operating income decreased by $235,000 to $43,000 in the three months ended May 31, 2004 from $278,000 in the three months ended May 31, 2003.  The operating income as a percentage of net sales was 0.3% in the three months ended May 31, 2004 compared to 2.1% in the three months ended May 31, 2003.

Interest Income.  Interest income was $23,000 in each of the three months ended May 31, 2004 and 2003.

Interest Expense.  There was no interest expense in the three months ended May 31, 2004 compared to $6,000 in the three months ended May 31, 2003, due to the payment of the note payable in fiscal 2003.

Income Taxes.  Income tax expense was $26,000 in the three months ended May 31, 2004 compared to $105,000 in the three months ended May 31, 2003.  Income tax expense as a percentage of pretax income was 39.4% in the three months ended May 31, 2004 compared to 35.6% in the three months ended May 31, 2003.  The increase in the effective tax rate in fiscal 2004 compared to fiscal 2003 was primarily due to a higher proportion in fiscal 2004 of foreign source income which has a higher effective tax rate.

Six Months Ended May 31, 2004 Compared to Six Months Ended May 31, 2003

Net Sales

Net Sales by product segment and related percent changes are as follows:

	Six months ended May 31,
	(amounts in millions)
	2004	2003	Percent Change
Net sales:
Secure Payment Systems	$19.4	$20.4	(5.1)%
Wireless and Connectivity Solutions	8.6	7.4	17.4%
	$28.0	$27.8	0.8%

Net sales in the six months ended May 31, 2004 increased by $0.2 million, or 0.8% to $28.0 million from $27.8 million in the six months ended May 31, 2003.  The increase in sales was primarily due to a $1.2 million increase in revenue from our Wireless and Connectivity print server sales and royalties, partially offset by a $0.5 million reduced demand for MICR printers and supplies, and a $0.5 million decline in revenue of StarACH software, both in our Secure Payment Systems segment.  Net sales were not significantly affected by price changes.

Gross Profit

Gross profit, related percent changes and percent of total sales are as follows:

	Six months ended May 31,
	(amounts in millions)			Percent of Total Sales May 31,
	2004	2003	Percent Change	2004	2003
Gross profit	$11.0	$11.2	(1.5)%	39.3%	40.2%

Gross profit decreased in the six months ended May 31, 2004 from the six months ended May 31, 2003, primarily due to decreased sales of Secure Payment Systems products described above and the impairment charge of $284,000 related to ACH software (see Note 4), partially offset by increased sales of Wireless and Connectivity products.  Gross profit as a percent of sales will fluctuate based on shifts in the mix of products sold.  Gross profit was not significantly affected by price changes.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses, related percent changes and percent of total sales are as follows:

	Six months ended May 31,
	(amounts in millions)			Percent of Total Sales May 31,
	2004	2003	Percent Change	2004	2003
Selling, general and administrative expenses	$8.1	$7.7	4.9%	28.9%	27.7%

 The increase in selling, general and administrative expenses was primarily due to increases in costs associated with the implementation of the new ERP system, partially offset by cost savings from reductions in staff, professional fees and foreign currency translation gains.  General and administrative expenses in the six months of fiscal 2004 included $0.8 million in professional fees related to the year-end audit, the currently proposed Merger to take TROY private and the deductible portion of our director and officers insurance policy related to the recent litigation regarding the currently proposed Merger described under Legal Proceedings, and $0.5 million for the implementation of the new ERP system.  General and administrative expenses in the six months of fiscal 2003 included $1.1 million in professional fees related to the year-end audit and the previously proposed merger to take TROY private.

Research and Development Expenses.

Research and development expenses, related percent changes and percent of total sales are as follows:

	Six months ended May 31,
	(amounts in millions)				Percent of Total Sales May 31,
	2004	2003	Percent Change		2004	2003
Research and development expenses	$2.3	$2.7	(13.2.	)%	8.3%	9.7%

Research and development expenses decreased in the six months ended May 31, 2004 compared to the six months ended May 31, 2003, primarily due to reduced spending for Secure Payment Systems products.  The total research and development expenses for the six months of fiscal 2004 included $1.4 million for Secure Payment Systems and $0.9 million for Wireless and Connectivity Solutions. We have the ability to redirect our research and development activities as needed based on our product strategies and market opportunities.  We forecast and budget research and development expenses by segment, but not by project.  The anticipated timing for the commercialization of any of our development efforts is not currently known.

Amortization of Intangible Assets. Amortization of intangible assets increased by $29,000 to $51,000 in the six months ended May 31, 2004 from $22,000 in the six months ended May 31, 2004.

Operating Income.  As a result of the above factors, operating income decreased by $213,000 to $533,000 in the six months ended May 31, 2004 from $746,000 in the six months ended May 31, 2003.  The operating income as a percentage of net sales was 1.9% in the six months ended May 31, 2004 compared to 2.7% in the six months ended May 31, 2003.

Interest Income.  Interest income increased by $27,000 to $53,000 in the six months ended May 31, 2004 from $26,000 in the six months ended May 31, 2003.  This increase was the result of increases in our investment in available-for-sale securities.

Interest Expense.  There was no interest expense in the six months ended May 31, 2004 compared to $8,000 in the six months ended May 31, 2003, due to the payment of the note payable in fiscal 2003.

Income Taxes.  Income tax expense was $226,000 in the six months ended May 31, 2004 compared to $292,000 in the six months ended May 31, 2003.  Income tax expense as a percentage of pretax income was 38.6% in the six months ended May 31, 2004 compared to 38.2% in the six months ended May 31, 2003.  The increase in the effective tax rate in fiscal 2004 compared to fiscal

2003 was primarily due to a higher proportion in fiscal 2004 of foreign source income which has a higher effective tax rate.

Liquidity and Capital Resources

Cash flows provided by operating activities were $1.3 million in the six months ended May 31, 2004 compared to $48,000 provided by operating activities in the six months ended May 31, 2003.  This increase in cash flows provided was primarily due to delayed payments to vendors in fiscal 2004 partially offset by increased accounts receivable and accrued expenses.  The cash provided in fiscal 2003 was primarily due to collections of accounts receivable offset by increases in inventories.

Cash flows used in investing activities were $0.4 million in the six months ended May 31, 2004 compared to $0.2 million in the six months ended May 31, 2003.  Cash flows used included capital expenditures of $0.4 million in fiscal 2004 and $0.6 million in fiscal 2003, partially offset by $0.5 million in maturities of available-for-sale securities.

Cash flows used in financing activities were $8,000 in the six months ended May 31, 2004 compared to cash flows used in financing activities of $26,000 in the six months ended May 31, 2003.  The decrease in cash used in financing activities primarily resulted from the payment of the note payable in fiscal 2003, partially offset by the purchase of treasury stock in fiscal 2004.

We have a $5.0 million line-of-credit agreement with Comerica Bank.  As of May 31, 2004, there were no borrowings outstanding against the line of credit.  Borrowings under the line of credit bear interest at the lesser of the bank’s reference rate (4.00% at May 31, 2004) less 0.25% or the bank’s LIBOR rate (1.11% at May 31, 2004) plus 2% and are limited to 80% of eligible accounts receivable and 50% of eligible inventories if total liabilities to tangible effective net worth is greater than two to one.  No formula is required if total liabilities to tangible effective net worth is less than two to one. In connection with the line-of-credit agreement, we have a $650,000 standby letter-of-credit sub-limit, of which approximately $80,000 was outstanding at May 31, 2004.  This line of credit is secured by substantially all of our assets.  Our borrowing arrangement requires us to comply with certain financial covenants and other restrictions, including our ability to pay dividends and as of May 31, 2004 we were in compliance with those covenants. As of May 31, 2004, we had approximately $4.9 million in availability under the line of credit.  The line-of-credit borrowings are due on demand. The agreement may be terminated by either party.

We have completed a commitment letter with Comerica Bank in connection with the proposed Merger described above under Recent Developments.  This commitment will increase our current line of credit from $5.0 million to $7.0 million and is subject to customary conditions, including the negotiation, execution and delivery of definitive documentation.  As of May 31, 2004 we have not executed definitive documents.  Execution of the loan documents is anticipated at or around the effective time of the proposed Merger.

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

In March 2001, TROY established a stock repurchase program under which TROY’s common stock, with an aggregate market value up to $4.0 million, may be acquired in the open market.  As of May 31, 2004, TROY had purchased approximately 334,293 shares of common stock in the open market under this stock repurchase program, at an average price of $3.63 per share.  In February 2004, TROY retired 331,493 shares purchased under the program.  Approximately $2.8 million remains available for future common stock repurchases.

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

Goodwill and Other Intangible Assets

We adopted Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets effective December 1, 2002 and performed our initial transitional impairment test as of that date. The provisions of SFAS No. 142 require that we allocate our goodwill to our various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. Our reporting units represent components of our operating segments, which are the same as the reportable segments, identified in Note 11.  In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill for the reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded. For the year ended November 30, 2003, no impairment loss was recognized.  Our annual impairment testing date is the beginning of the fiscal fourth quarter, which is September 1.

Evaluation of long-lived and intangible assets

For long-lived assets, other than goodwill, Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires the evaluation for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to the estimated fair value, and the loss recognized in income from continuing operations in the period in which the determination is made. Management has determined that no impairment of long-lived assets existed at November 30, 2003.  In the second quarter of fiscal 2004, management evaluated the long-lived intangible assets for impairment using the methodology described in SFAS No. 144, and determined that the asset representing the capitalized software development costs for ACH software was impaired.  As a result, the unamortized amount of $284,000 at April 30, 2004 was written off in the second quarter.

Revenue recognition

We recognize revenue from the sale of our check printing equipment and supplies and print servers to end users, distributors, original equipment manufacturers (OEM) and resellers when the price is fixed and determinable, the product is shipped and the title is transferred to the buyer, with economic substance, net of an allowance for estimated returns, as long as no significant post-delivery obligations exist and collection of the resulting receivable is probable and not contingent on resale of the product. Revenue from equipment maintenance contracts on check printing equipment is recorded as deferred income when billed and is recognized straight-line over the term of the contract.  We provide for estimated reserves based upon our historical rates of returns and allowances.  Actual returns in any future period are inherently uncertain and thus may differ from our estimates.  We accrue for warranty expense at the time revenue is recognized and maintain a warranty accrual for estimated future warranty obligations based upon the relationship between historical and anticipated warranty costs and sales volumes.  To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase resulting in decreased gross profit.

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

Comprehensive Income

Management has determined that the functional currency of its foreign subsidiary located in Canada is the local currency, while the functional currency of its foreign subsidiary located in Germany is the U.S. dollar. Assets and liabilities of our foreign subsidiary whose local currency is the functional currency are translated into U.S. dollars at the period-end exchange rates. Income and expenses are translated at the average exchange rate for the period and the resulting translation adjustments are accumulated as a separate component of stockholders’ equity, which totaled $10,000 and $33,000 at May 31, 2004 and November 30, 2003, respectively. The German subsidiary’s financial statements are remeasured at month-end exchange rates for monetary assets and liabilities, and historical exchange rates for non-monetary assets and liabilities and equity. Income and expenses are translated at the average exchange rate for the period, and translation adjustments are included in income for foreign entities whose functional currency is the U.S. dollar. Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income.

Income taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when it is determined to be more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we consider future taxable income and prudent and feasible tax planning strategies. We have placed substantial reliance on our current projections of future taxable income.  We re-assess our projections of taxable income on a quarterly basis.  If it is determined that we would not be able to realize all or part of our deferred tax assets in the future, which would include our failure to materially meet our projections of taxable income, an adjustment to the carrying value of the deferred tax assets would be charged to income in the period in which such determination was made and may affect our annual effective income tax rate.

We currently believe the deferred tax assets are more likely than not to be realized based on current expectations of future earnings and available tax planning strategies.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Stock-based compensation

As allowed by Statement of Financial Accounting Standards (SFAS) No. 123, we have elected to continue to account for our employee stock-based compensation plan using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the common stock to be received at the measurement date. Non-employee stock-based transactions are accounted for under the requirements of SFAS No. 123, Accounting for Stock-Based Compensation, which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

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

In 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised. Prior to FIN 46, a company generally included another entity in the company’s financial statements only if it controlled the entity through ownership of the majority voting interests.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  We have adopted FIN 46 effective with the quarter ending May 31, 2004, and we have determined that we do not have any variable interest entities that are required to be consolidated in our financial statements.

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

We sell a significant amount of our products to customers outside the United States.  International sales accounted for 22.4% of our net sales in the six months ended May 31, 2004 and represented 22.8% of our net sales in the six months ended May 31, 2003.  We expect that shipments to international customers will continue to account for a material portion of our net sales.  Sales outside the United States involve the following risks, among others:

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

The impact of the litigation associated with the Merger and the costs associated with the proposed Merger could have a negative financial impact on TROY.

As described under Legal Proceedings, following the announcement of the proposed Merger, several parties filed purported class action complaints in the California Superior Court for Orange County.  If these actions are successful in enjoining the Merger, or the Liedtke action is successful in obtaining damages, it could have a material adverse effect on our business, financial position, or results of operation.  In addition, the costs associated with defending these actions and completing the Merger could have a negative financial impact on TROY.

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

We do not utilize derivative financial instruments.  Accordingly, our exposure to market risk is through our foreign currency transactions and through our bank debt which bears interest at variable rates.    We do not hedge our exposure to foreign currency fluctuations. Rather, we monitor our foreign currency exposure on a monthly basis.  Principal foreign currencies are the Euro and the Canadian Dollar.  The bank debt is a revolving line of credit.  Borrowings under the line of credit bear interest at the lesser of the bank’s reference rate (4.00 % at May 31, 2004) less 0.25% or the bank’s LIBOR rate (1.11 % at May 31, 2004) plus 2% and are limited to 80% of eligible accounts receivable and 50% of May 31, 2004, there were no amounts outstanding under the line of credit agreement and, accordingly, a sustained increase in the reference rate of 1% would not cause our annual interest expense to change.

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

PART II:  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On November 21, 2002, Tom Lloyd filed an action in the Superior Court of the State of California in and for Orange County against TROY and its directors, alleging that defendants breached their fiduciary duties in connection with the previous merger by attempting to provide the Dirk family with preferential treatment in connection with their efforts to complete a sale of TROY. The complaint sought to enjoin an acquisition of TROY by the Dirk family, as well as attorneys’ fees. Following termination of the previous merger Agreement, the plaintiff filed a motion for dismissal of the action and award of attorney’s fees and expenses of $387,250.  TROY filed a motion in support of the plaintiff’s motion for dismissal of the action and in opposition to plaintiff’s motion for fees.  On March 4, 2004 the court issued a ruling granting the motion for dismissal with prejudice, and granting the motion for attorney’s fees of $175,000. On April 30, 2004, TROY filed a notice of appeal. TROY has accrued an estimate of expenses to be incurred in connection with this litigation in fiscal 2003 in excess of the deductible amount, which was recorded as an expense in fiscal 2002.

Following the announcement of the proposed Merger, Osmium Partners LLC, Ralph Hamer, Roy Liedtke, and Tilson Growth Fund, LP, respectively, filed purported class action complaints in the California Superior Court for Orange County against TROY and our directors.  The Liedtke complaint also names Dirk, Inc. In all four actions, plaintiffs allege that defendants breached their fiduciary duties in connection with the Merger by attempting to provide the Dirk family with preferential treatment in connection with their efforts to complete a sale of TROY. Plaintiffs in all four actions seek declaratory relief, an order enjoining the acquisition, and attorneys’ fees.  The Liedtke complaint also seeks damages.  TROY and our directors have not yet been served with the Liedtke and Tilson Growth Fund complaints.  Osmium Partners LLC has served discovery requests, but discovery has not commenced in the other actions.  No trial date has been set in any of these actions.  Management believes that the complaints are without merit, and intends to defend them vigorously.  If these actions are successful in enjoining the transaction, or the Liedtke action is successful in obtaining damages, it could have a material adverse effect on our business, financial position, or results of operation.  Currently, the amount of such an adverse effect cannot be estimated.

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

ITEM 5 - OTHER INFORMATION

As disclosed on our report on Form 8-K filed March 26, 2004, as amended on Form 8 K/A filed April 7, 2004, on March 22, 2004, the Audit Committee of our Board of Directors approved a change in our independent accountants for the fiscal year ending November 30, 2004.  The Board of Directors ratified the Audit Committee’s dismissal of McGladrey & Pullen, LLP and the selection of BDO Seidman, LLP as our independent accounts.

As disclosed in our Form 8-K filed June 18, 2004, on June 16, 2004, the Audit Committee of our Board of Directors approved a change in our independent accountants. The Committee selected Corbin & Company LLP to replace BDO Seidman LLP, who resigned effective June 15, 2004.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated May 26,2004, by and between TROY Group, Inc. and Dirk, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2004).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K

On March 3, 2004 we filed a Current Report on Form 8-K dated February 23, 2004 under Item 12, furnishing the transcript of our conference call held on February 23, 2004.

We filed a Current Report on Form 8-K on March 26, 2004, as amended on Form 8-K/A filed on April 7, 2004, under Item 4, regarding the Audit Committee of our Board of Directors’ approval of a change in our independent accountants for the fiscal year ending November 30, 2004 from McGladrey & Pullen, LLP to BDO Seidman, LLP.

On April 20, 2004 we filed a Current Report on Form 8-K dated April 19, 2004 furnishing under Item 12, our press release announcing our preliminary financial results for the first quarter ended February 29, 2004.

On May 17, 2004 we filed a Current Report on Form 8-K dated May 13, 2004 furnishing under Item 12, our press release announcing our final financial results and the filing of our Form 10-Q for the first quarter ended February 29, 2004.

On May 27, 2004 we filed a Current Report on Form 8-K dated May 26, 2004 under Item 5, regarding a press release announcing that we had entered into an Agreement and Plan of Merger, dated as of May 26, 2004 with Dirk, Inc., a company controlled by Patrick Dirk, the founder of TROY, and his family members.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TROY GROUP, INC.

July 15, 2004	/s/ Patrick J. Dirk
Patrick J. Dirk
Chairman, President and Chief Executive Officer

July 15, 2004	/s/ James W. Klingler
James W. Klingler
Vice President-Finance, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1

Agreement and Plan of Merger, dated May 26, 2004, by and between TROY Group, Inc. and Dirk, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2004).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.