Form 10-Q
period 2004-08-31
TROY GROUP INC
filed 2004-10-15
CIK 1060595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes   ☐   No   ☒

As of October 14, 2004, 10,639,877 shares of the Registrant’s Common Stock were outstanding.

TROY GROUP, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ended May 31, 2004

PART I:  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TROY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	August 31, 2004	November 30, 2003 (a)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,215	$1,727
Investment in available-for-sale securities	6,754	8,000
Accounts receivable, less allowance for doubtful accounts $351 in 2004; $393 in 2003	7,421	8,419
Inventories, net	5,826	4,891
Prepaid expenses and other	1,129	1,414
Deferred tax assets	2,789	2,789
Total current assets	28,134	27,240
Equipment and leasehold improvements, net	2,942	3,213
Goodwill	281	281
Receivable from stockholders	1,903	1,903
Deferred tax assets	1,191	1,330
Other assets	619	993
Total assets	$35,070	$34,960

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,105	$2,172
Accrued expenses	3,744	4,322
Deferred revenue	1,965	1,807
Total current liabilities	7,814	8,301
Commitments and contingencies Stockholders’ equity:
Preferred stock, no par value, authorized 5,000,000 shares, issued none	—	—
Common stock, par value $.01 per share, authorized 50,000,000 shares, issued 10,642,677 shares in 2004; 10,974,170 shares in 2003	107	110
Additional paid-in capital	19,921	21,122
Accumulated other comprehensive income	34	33
Retained earnings	7,202	6,598
	27,264	27,863
Less cost of treasury stock, 2,800 shares in 2004; 331,493 shares in 2003	(8)	(1,204)
Total stockholders’ equity	27,256	26,659
Total liabilities and stockholders’ equity	$35,070	$34,960

(a)                                  Derived from the audited consolidated financial statements for the year ended November 30, 2003

See Notes to Condensed Interim Consolidated Financial Statements.

TROY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS
OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003

Net sales	$13,208	$14,671	$41,248	$42,474
Cost of goods sold	7,871	9,636	24,899	26,267
Gross profit	5,337	5,035	16,349	16,207

Operating expenses:
Selling, general and administrative	3,819	3,590	11,909	11,302
Research and development	1,146	1,265	3,482	3,957
Amortization of intangible assets	18	11	69	33
Operating income	354	169	889	915

Interest income	39	13	93	39
Interest expense	—	(1)	(2)	(9)

Income before income taxes	393	181	980	945
Provision for income taxes	150	74	376	366
Net income	$243	$107	$604	$579

Net income per share:
Basic	$.02	$.01	$.06	$.05
Diluted	$.02	$.01	$.06	$.05

Shares used in per share computations:
Basic	10,640	10,653	10,641	10,651
Diluted	10,655	10,653	10,648	10,651

See Notes to Condensed Interim Consolidated Financial Statements.

TROY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended August 31,
	2004	2003

Cash flows from operating activities:
Net income	$604	$579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	799	889
Impairment of long-lived assets	284	—
Provision for (recovery of) doubtful accounts	(42)	130
Loss on disposal of furniture	—	99
Changes in working capital components:
(Increase) decrease in:
Accounts receivable	1,040	1,316
Income tax refund receivable	—	1,076
Inventories	(935)	209
Prepaid expenses and other	285	(284)
Deferred taxes	139	—
Increase (decrease) in:
Accounts payable	(67)	(1,842)
Accrued expenses	(578)	784
Deferred revenue	158	(240)
Net cash provided by operating activities	1,687	2,716

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(389)	(936)
Maturities of available-for-sale securities	1,246	497
Increase in other assets, net	(49)	46
Net cash provided by (used in) investing activities	808	(393)

Cash flows from financing activities:
Payments on notes payable	—	(53)
Proceeds from issuance of common stock	—	9
Purchase of treasury stock	(8)	—
Net cash used in financing activities	(8)	(44)

Effect of foreign currency translation	1	—

Net increase in cash and cash equivalents	2,488	2,279
Cash and cash equivalents, beginning of period	1,727	6,615
Cash and cash equivalents, end of period	$4,215	$8,894

See Notes to Condensed Interim Consolidated Financial Statements.

TROY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands except share amounts)

				Accumulated Other Comprehensive Income				Total Stockholders’ Equity	Comprehensive Income (Loss)
	Common Stock		Additional			Treasury Stock
	Number		Paid-in		Retained	Number
	of Shares	Amount	Capital		Earnings	of Shares	Amount

Balance, November 30, 2003	10,974,170	$110	$21,122	$33	$6,598	331,493	$(1,204)	$26,659	$—
Retirement of treasury stock	(331,493)	(3)	(1,201)	—	—	(331,493)	1,204	—	—
Purchase of common stock for the treasury	—	—	—	—	—	2,800	(8)	(8)	—
Foreign currency translation adjustment, net of tax	—	—	—	1	—	—	—	1	1

Net income	—	—	—	—	604	—	—	604	604
Balance, August 31, 2004	10,642,677	$107	$19,921	$34	$7,202	2,800	$(8)	$27,256	$605

See Notes to Condensed Interim Consolidated Financial Statements

TROY GROUP, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of TROY Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended August 31, 2004 are not necessarily indicative of the results that may be expected for the year ending November 30, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended November 30, 2003.

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

The following table illustrates the effect on net income and net income per share had compensation costs for the stock-based compensation plan been determined based on the fair values of awards on the grant date under the provisions of SFAS No. 123, for the three-month and nine-month periods ended August 31, 2004 and 2003 (amounts in thousands, except per share data):

	Three months ended August 31,		Nine months ended August 31,
	2004	2003	2004	2003
Net income applicable to common stockholders:
As reported	$243	$107	$604	$579
Less total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(119)	(99)	(451)	(301)
Pro forma	$124	$8	$153	$278

Net income per share applicable to common stockholders, basic and diluted:
As reported	$.02	$.01	$.06	$.05
Pro forma	$.01	$—	$.01	$.03

Recent Accounting Pronouncements

In May 2003 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial

Instruments with Characteristics of both Liabilities and Equity, which requires that certain financial instruments previously presented as equity or temporary equity be presented as liabilities.  Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants.  SFAS No.150 is effective for financial instruments issued, entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No.150 did not have an effect on the Company’s financial position or results of its operations.

In 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised. Prior to FIN 46, a company generally included another entity in the company’s financial statements only if it controlled the entity through ownership of the majority voting interests.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The Company adopted FIN 46 effective with the quarter ending May 31, 2004, and has determined it does not have any variable interest entities that are required to be consolidated in its financial statements.

Note 2.  Inventories

Inventories consisted of the following at August 31, 2004 and November 30, 2003 (amounts in thousands):

	August 31, 2004	November 30, 2003
	(unaudited)
Raw materials	$2,914	$4,671
Work-in-process	1,039	401
Finished goods	4,189	2,264
Reserve for slow moving and obsolete inventories	(2,316)	(2,445)
Total	$5,826	$4,891

Note 3.  Other Assets

Other assets consisted of the following at August 31, 2004 and November 30, 2003 (amounts in thousands):

	August 31, 2004	November 30, 2003
	(unaudited)
Customer list, net of accumulated amortization 2004 $22 and 2003 $20	$3	$5
Core technology, net of accumulated amortization 2004 $285 and 2003 $236	107	156
Purchased software, net of accumulated amortization 2004 $133 and 2003 $120	—	13
Software development costs, net of accumulated amortization 2004 $718 and 2003 $359	—	359
Cash surrender value of officers’ life insurance	509	460
	$619	$993

Note 4.  Goodwill and Intangible Assets

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective December 1, 2002 and performed the initial transitional impairment test as of that date. The provisions of SFAS No. 142 require that the Company allocate its goodwill to its various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. The Company’s reporting units represent components of its operating segments, which are the same as the reportable segments, identified in Note 11. In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill for the reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded.

For the year ended November 30, 2003, no impairment loss was recognized. However, future goodwill impairment tests could result in a charge to earnings. The Company will continue to evaluate goodwill on an annual basis as of the beginning of the fourth fiscal quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment.

On December 1, 2002, the Company completed the allocation of goodwill (including amounts previously classified as assembled workforce) to its reportable segments as part of its transitional impairment test. Goodwill allocated to the Company’s reportable segments as of November 30, 2003 and August 31, 2004 are as follows (amounts in thousands):

	Wireless & Connectivity	Secure Payment Systems	Total
Balance at November 30, 2003	$—	$281	$281
Balance at August 31, 2004 (unaudited)	$—	$281	$281

The Company’s intangible assets subject to amortization at August 31, 2004 and November 30, 2003 are composed of (amounts in thousands):

	August 31, 2004			November 30, 2003
	(unaudited)
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer Lists	$25	$(22)	$3	$25	$(20)	$5
Core Technology	392	(285)	107	392	(236)	156
Purchased Software	133	(133)	—	133	(120)	13

Total amortizable intangible assets	$550	$(440)	$110	$550	$(376)	$174

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

Amortization expense related to intangible assets was approximately $18,000 and $11,000 for each of the three-month periods and $69,000 and $33,000 for each of the nine-month periods ended August 31, 2004 and 2003, respectively.

Estimated future amortization expense related to purchased intangible assets at August 31, 2004 is as follows:

Fiscal year:	(In thousands)
2004 (3 months)	$24
2005	75
2006	11
Total	$110

Note 5. Line of Credit

The Company has a $5.0 million line-of-credit agreement with Comerica Bank.  As of August 31, 2004, there were no borrowings outstanding against the line of credit.  Borrowings under the line of credit bear interest at the lesser of the bank’s reference rate (4.50 % at August 31, 2004) less 0.25% or the bank’s LIBOR rate (2.00 % at August 31, 2004) plus 2% and are limited to 80% of eligible accounts receivable and 50% of eligible inventories if total liabilities to tangible effective net worth is greater than two to one.  No formula is required if total liabilities to tangible effective net worth is less than two to one. In connection with the line-of-credit agreement, the Company has a $650,000 standby letter-of-credit sub-limit, of which approximately $80,000 was outstanding at August 31, 2004.  This line of credit is secured by substantially all of the Company’s assets.  The borrowing arrangement requires the Company to comply with certain financial covenants and other restrictions, including its ability to pay dividends, and as of August 31, 2004 the Company was in compliance with those covenants. As of August 31, 2004, the Company had approximately $4.9 million in availability under the line of credit.  The line-of-credit borrowings are due on demand. The agreement may be terminated by either party at any time.

Note 6.  Stock Option and Stock Warrant Plans

During the nine months ended August 31, 2004, the Company granted 40,000 stock options to employees and a director. The following is a summary of total outstanding options and stock warrants at August 31, 2004:

Range of Exercise Prices	Options and Warrants Outstanding
	Number of Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life	Options and Warrants Exercisable
				Number of	Weighted - Average
				Shares	Exercise Price
$ 2.85 - $ 4.51	617,666	$3.88	4.43	403,082	$3.88
$ 6.63 - $ 8.75	460,000	7.32	4.72	441,163	7.30
$13.16 - $14.25	15,000	13.52	5.26	9,998	13.52
$ 2.85 - $14.25	1,092,666	$5.46	4.62	854,243	$5.76

At August 31, 2004, there were 1,714,000 shares remaining available for grant under the Company’s stock option plan.

Note 7.  Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (amounts in thousands, except per share data):

	Three months ended August 31,		Nine months ended August 31,
	2004	2003	2004	2003

Numerator for basic and diluted net income per share:
Net income	$243	$107	$604	$579

Denominator for basic net income per share
Weighted-average shares outstanding	10,640	10,653	10,641	10,651
Effect of employee stock options and warrants	15	—	7	—
Denominator for diluted net income per share	10,655	10,653	10,648	10,651

Net income per share:
Basic	$.02	$.01	$.06	$.05
Diluted	$.02	$.01	$.06	$.05

Note 8.  Contractual Obligations and Commercial Commitments

The Company has the following minimum non-cancelable contractual obligations and commercial commitments (amounts in thousands):

	Total		Fiscal 2004		Fiscal 2005-07		Fiscal 2008
Related party operating lease	$1,096		$143		$858		$95
Other operating leases	380		182		198		—
Split dollar life insurance policy		**		**		**		**
Total	$1,476		$325		$1,056		$95

The annual commitments reflected in the table above are based on our November 30 year-end.

The Company leases its operating facilities under non-cancelable operating lease agreements, including certain operating facilities from a company related through common ownership, which expire through 2008.  The related-party lease requires monthly payments of approximately $23,800.

**As of August 31, 2004 and November 30, 2003, we had a balance of advanced payments of $1,903,000 to affiliated stockholders in connection with the purchase of split dollar life insurance policies.  The Company and the stockholders have executed split-dollar agreements governing the unsecured non-interest bearing advances. The advances are due upon the death, termination or retirement of the Company’s Chairman, Chief Executive Officer and majority stockholder. We previously had committed to making payments on the split dollar life insurance policies based on continued employment; however, the Sarbanes-Oxley Act of 2002 prohibits extensions of credit in the form of a personal loan to certain Company insiders after July 29, 2002.  As a result, since July 29, 2002 we have not funded the annual premium payments on these policies.  If the SEC issues new regulations or other guidance that causes us to reevaluate our position, we may demand payment on the advances and terminate our participation in these arrangements.

Note 9.  Major Vendors

The Company purchases key components from a vendor and also sells products to this same vendor.  Purchases from this vendor for the nine months ended August 31, 2004 and 2003 were: $7,967,000 and $7,268,000, respectively.  Net payable balances to this vendor as of August 31, 2004 and November 30, 2003 were: $197,000 and $149,000, respectively.

Note 10. Major Customers

There were no customers that accounted for 10% or more of net sales in the three and nine months of fiscal 2004, or fiscal 2003.

Note 11.  Segment Information and Geographical Information

Segment Information

The following tables summarize net sales and net income by the Company’s operating segments, Secure Payment Systems and Wireless and Connectivity Solutions, for the three months and nine months ended August 31, 2004 and 2003 (amounts in thousands):

	Three months ended August 31,		Nine months ended August 31,
	(unaudited)		(unaudited)
	2004	2003	2004	2003

Net Sales:
Secure Payment Systems	$9,976	$10,819	$29,371	$31,257
Wireless and Connectivity Solutions	3,232	3,852	11,877	11,217
	$13,208	$14,671	$41,248	$42,474

Net Income:
Secure Payment Systems	$553	707	812	840
Wireless and Connectivity Solutions	(310)	(600)	(208)	(261)
	$243	$107	$604	$579

	August 31, 2004	November 30, 2003
	(unaudited)
Segment Assets:
Secure Payment Systems	$30,089	$29,083
Wireless and Connectivity Solutions	10,917	11,281
	$41,006	$40,364

The following schedule is presented to reconcile August 31, 2004 and November 30, 2003 segment assets to the amounts reported in the Company’s consolidated financial statements (amounts in thousands).

	August 31, 2004	November 30, 2003
	(unaudited)
Total assets of reportable segments	$41,006	$40,364
Inter-segment receivables	(5,702)	(5,170)
Investment in subsidiaries	(234)	(234)
Consolidated assets	$35,070	$34,960

Geographical Information (amounts in thousands)

	Three months ended August 31,		Nine months ended August 31,
	(unaudited)		(unaudited)
	2004	2003	2004	2003

Net Sales:
United States	$10,643	$11,667	$33,010	$33,575
All Other Countries	2,565	3,004	8,238	8,899
	$13,208	$14,671	$41,248	$42,474

Note 12.  Cash Flow Information

Supplemental disclosure of cash flow information (amounts in thousands):

	Nine months ended August 31,
	(unaudited)
	2004	2003
Cash paid during the period for:
Interest	$2	$8
Income taxes	$191	$513
Supplemental disclosure of non-cash activities:
Retirement of treasury stock	$1,204	$—

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

The net deferred tax assets have been classified on the accompanying consolidated balance sheets as follows (in thousands):

	August 31, 2004	November 30, 2003

Current assets	$2,789	$2,789
Long-term assets	1,191	1,330
	$3,980	$4,119

Note 14. Proposed Merger

On May 26, 2004, we announced that TROY had entered into a merger agreement (the “Merger”) with Dirk, Inc., a company controlled by Patrick Dirk, the founder of TROY, and his family members (Mergerco), pursuant to which Mr. Dirk and his family will acquire the outstanding shares of TROY common stock that they do not already own.  TROY expects the Merger to close in November 2004.  The Merger is subject to approval by TROY stockholders as required under applicable state law, to completion of financing arrangements necessary to accomplish the Merger, and to certain other closing conditions.  On October 7, 2004, we filed a Definitive Proxy Statement on Schedule 14A and Amendment No.4 to Schedule 13E-3 in connection with the proposed Merger.

Note 15.  Litigation

In connection with the Prior Merger Proposal, on November 21, 2002, Tom Lloyd filed an action in the Superior Court of the State of California in and for Orange County against TROY and its directors, alleging that defendants breached their fiduciary duties in connection with the Prior Merger Proposal by attempting to provide the Dirk family with preferential treatment in connection with their efforts to complete a sale of TROY. The complaint sought to enjoin an acquisition of TROY by the Dirk family, as well as attorneys’ fees. Following termination of the Prior Merger Proposal, the plaintiff filed a motion for dismissal of the action and award of attorney’s fees and expenses of $387,250.  TROY filed a motion in support of the plaintiff’s motion for dismissal of the action and in opposition to plaintiff’s motion for fees.  On March 4, 2004 the court issued a ruling granting the motion for dismissal with prejudice, and granting the motion for attorney’s fees of $175,000. On April 30, 2004, TROY filed a notice of appeal. TROY has accrued an estimate of expenses to be incurred in connection with this litigation in fiscal 2003 in excess of the deductible amount, which was recorded as an expense in fiscal 2002.

Following the announcement of the merger, Osmium Partners LLC (“Osmium”), Ralph Hamer (“Hamer”), Roy Liedtkie (“Liedtkie”), Tilson Growth Fund, L.P. (“Tilson”), and Ray Stanley (“Stanley”) filed purported class action complaints in the California Superior Court for Orange County against TROY and our directors.  In all five actions plaintiffs allege that defendants breached their fiduciary duties in connection with the merger by attempting to provide the Dirk family with preferential treatment in connection with their efforts to complete a sale of TROY.  Plaintiffs in all five actions seek declaratory relief, an order enjoining the acquisition, and attorneys’ fees.  The Liedtkie complaint also names Mergerco and seeks damages.  Pursuant to a stipulated order, Osmium, Hamer, Liedtkie and Tilson have been consolidated, and these four plaintiffs have adopted the allegations of the Tilson complaint.  On September 13, 2004 defendants filed a demurrer to the Tilson complaint, and on September 21, they filed a demurrer to the Stanley complaint.  On September 17, Osmium and Stanley filed a motion for class certification.  On September 23, 2004, Liedtkie submitted a stipulation and proposed Order dismissing his action with prejudice.  That stipulation is subject to Court approval.  Discovery has commenced, but no trial date has been set in any of these actions.  If these actions are successful in enjoining the transaction, it could have a material adverse effect on our business, financial position, or results of operations.  Currently, the amount of such an adverse effect cannot be estimated.

On September 7, 2004, TROY, Mergerco, and the Dirk Family Trust commenced an action against Westar Capital LLC (“Westar”) in the United States District Court for the Central District of California, for violations of the Williams Act, tortious interference with contract, tortious interference with prospective economic advantage, and unfair business practices.  The complaint alleges in this regard that Westar’s purported offers to purchase all of the outstanding stock of TROY are nothing more than shams designed to disrupt the market for TROY common stock and the proposed merger between TROY and Mergerco.  The complaint seeks damages of an unspecified amount as well as injunctive relief.  Westar has moved to dismiss the complaint, and set a hearing date of October 25.

Note 16.  Guarantees and Indemnities

Indemnifications

In the ordinary course of business, TROY enters into contractual arrangements under which TROY may agree to indemnify the third party in the arrangement from any losses incurred relating to services performed on behalf of TROY or for losses arising from certain events as defined within the particular contract, which may include litigation or claims relating to past performance.  These arrangements include, but are not limited to, TROY’s indemnification of its officers and directors to the maximum extent under the laws of the state of Delaware, the indemnification of its lessors for certain claims arising from the use of the facilities, and the indemnification of its bank for certain claims arising from the bank’s grants of credit to TROY.  Such indemnification obligations may not be subject to maximum loss clauses.  Historically, payments, if any, or if made or required related to these indemnifications have been immaterial.

Warranty

TROY accrues for warranty expense at the time revenue is recognized and maintains a warranty accrual for estimated future warranty obligations based upon the relationship between historical and anticipated warranty costs and sales volumes.  To the extent TROY experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase resulting in decreased gross profit.  The standard warranty period for TROY’s products ranges from one month to five years.

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

Recent Developments

On May 26, 2004, we announced that TROY had entered into a merger agreement (the “Merger”) with Dirk, Inc., a company controlled by Patrick Dirk, the founder of TROY, and his family members, pursuant to which Mr. Dirk and his family will acquire the outstanding shares of TROY common stock that they do not already own.  TROY expects the Merger to close in November 2004.  The Merger is subject to approval by TROY stockholders as required under applicable state law, to completion of financing arrangements necessary to accomplish the Merger, and to certain other closing conditions.  On October 7, 2004, we filed a Definitive Proxy Statement on Schedule 14A and Amendment No. 4 to Schedule 13E-3 in connection with the proposed Merger.

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

Our products have been adopted by a wide variety of industries including electronic bill payment utilities, retail and brokerage firms, telecommunications, financial services, insurance, computer hardware, automotive, personnel and others.  We market our products in 55 countries and had more than 7,000 active customers in the past year.  In the first nine months of fiscal 2004, there were no customers who accounted for 10% or more of our net sales.

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of income expressed as a percentage of net sales:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.6	65.7	60.4	61.8
Gross profit	40.4	34.3	39.6	38.2
Selling, general and administrative expenses	28.9	24.5	28.9	26.6
Research and development expenses	8.7	8.6	8.4	9.3
Amortization of intangible assets	0.1	0.1	0.2	0.1
Operating income	2.7	1.1	2.2	2.2
Interest income	0.3	0.1	0.2	0.1
Interest expense	—	—	—	—
Income before income taxes	3.0	1.2	2.4	2.3
Provision for income taxes	1.2	0.5	.9	0.9
Net income	1.8%	0.7%	1.5%	1.4%

Three Months Ended August 31, 2004 Compared to Three Months Ended August 31, 2003

Net Sales

Net sales by product segment and related percent changes are as follows:

	Three months ended August 31,
	(amounts in millions)
	2004	2003	Percent Change
Net sales:
Secure Payment Systems	$10.0	$10.8	(7.4)%
Wireless and Connectivity Solutions	3.2	3.9	(17.9)%
	$13.2	$14.7	(10.0)%

Net sales in the three months ended August 31, 2004 decreased by $1.5 million, or 10.0%, to $13.2 million from $14.7 million in the three months ended August 31, 2003.  The decrease in sales was primarily due to a $0.8 million decrease in revenue from MICR printers and supplies and StarACH software, both in our Secure Payment Systems segment and a $0.7 million decline in sales of our Wireless and Connectivity print server sales and royalties. The decline in Secure Payment Systems products was primarily due to increased competition and an overall decline in check printing. The decline in Wireless and Connectivity products was primarily due to timing of orders and increased competition.  Net sales were not significantly affected by price changes.

Gross Profit

Gross profit, related percent changes and percent of total sales are as follows:

	Three months ended August 31,
	(amounts in millions)			Percent of Total Sales
			Percent	August 31,
	2004	2003	Change	2004	2003
Gross profit	$5.3	$5.0	6.0%	40.4%	34.3%

Gross profit increased in the three months ended August 31, 2004 from the three months ended August 31, 2003, primarily due to increased gross profit on Wireless and Connectivity products, partially offset by decreased gross profit on Secure Payment Systems.  Gross profit on Wireless and Connectivity products in 2003 was reduced by a $0.9 increase in the inventory reserve. Gross profit on Secure Payment Systems declined in 2004 due to lower revenue.  Gross profit as a percent of sales will fluctuate based on shifts in the mix of products sold .  Gross profit was not significantly affected by price changes.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses, related percent changes and percent of total sales are as follows:

	Three months ended August 31,
	(amounts in millions)			Percent of Total Sales
			Percent	August 31,
	2004	2003	Change	2004	2003
Selling, general and administrative expenses	$3.8	$3.6	6.4%	28.9%	24.5%

The increase in selling, general and administrative expenses was primarily due to increases in costs associated with professional fees, partially offset by cost savings from reductions in staff and foreign currency translation gains. General and administrative expenses in the third quarter of fiscal 2004 included $1.2 million in professional fees related to the currently proposed Merger to take TROY private and $0.3 million reduction in bad debt expense. General and administrative expenses in the third quarter of fiscal 2003 included $0.5 million in professional fees related to the year-end audit and the previously proposed merger to take TROY private.

Research and Development Expenses.

Research and development expenses, related percent changes and percent of total sales are as follows:

	Three months ended August 31,
	(amounts in millions)			Percent of Total Sales
			Percent	August 31,
	2004	2003	Change	2004	2003
Research and development expenses	$1.1	$1.3	(9.4)%	8.7%	8.6%

Research and development expenses decreased in the three months ended August 31, 2004 compared to the three months ended August 31, 2003, primarily due to reduced spending for Secure Payment Systems products.  The total research and development expenses for the third quarter of fiscal 2004 included $0.6 million for Secure Payment Systems and $0.5million for Wireless and Connectivity Solutions. We have the ability to redirect our research and development activities as needed based on our product strategies and market opportunities.  We forecast and budget research and development expenses by segment, but not by project.  The anticipated timing for the commercialization of any of our development efforts is not currently known.

Amortization of Intangible Assets. Amortization of intangible assets increased by $7,000 to $18,000 in the three months ended August 31, 2004 from $11,000 in the three months ended August 31, 2004.

Operating Income.  As a result of the above factors, operating income increased by $0.2 million to $0.4 million in the three months ended August 31, 2004 from $0.2 million in the three months ended August 31, 2003.  The operating income as a percentage of net sales was 2.7% in the three months ended August 31, 2004 compared to 1.2% in the three months ended August 31, 2003.

Interest Income.  Interest income was $39,000 in the three months ended August 31, 2004 and $13,000 in the three months ended August 31, 2003.

Interest Expense.  There was no interest expense in the three months ended August 31, 2004 compared to $1,000 in the three months ended August 31, 2003, due to the payment of the note payable in fiscal 2003.

Income Taxes.  Income tax expense was $0.2 million in the three months ended August 31, 2004 compared to $0.1 million in the three months ended August 31, 2003.  Income tax expense as a percentage of pretax income was 38.2% in the three months ended August 31, 2004 compared to 40.9% in the three months ended August 31, 2003.  The decrease in the effective tax rate in fiscal 2004 compared to fiscal 2003 was primarily due to a higher proportion in fiscal 2003 of foreign source income which has a higher effective tax rate.

Nine Months Ended August 31, 2004 Compared to Nine Months Ended August 31, 2003

Net Sales

Net Sales by product segment and related percent changes are as follows:

	Nine months ended August 31,
	(amounts in millions)
	2004	2003	Percent Change
Net sales:
Secure Payment Systems	$29.3	$31.3	(6.4)%
Wireless and Connectivity Solutions	11.9	11.2	6.3%
	$41.2	$42.5	(2.9)%

Net sales in the nine months ended August 31, 2004 decreased by $1.3 million or 2.9% to $41.2million from $42.5 million in the nine months ended August 31, 2003.  The decrease in sales was primarily due to a $1.2 million decrease in revenue from MICR printers and supplies and a $0.8 million decrease in revenue from StarACH software, both in our Secure Payment Systems segment partially offset by $0.7 million increase in revenue from Wireless and Connectivity print server sales and royalties. The decline in Secure Payment Systems products was primarily due to increased competition and an overall decline in check printing. The increase in Wireless and Connectivity was primarily due to large orders received in the first half of 2004. Net sales were not significantly affected by price changes.

Gross Profit

Gross profit, related percent changes and percent of total sales are as follows:

	Nine months ended August 31,
	(amounts in millions)			Percent of Total Sales
			Percent	August 31,
	2004	2003	Change	2004	2003
Gross profit	$16.3	$16.2	0.9%	39.6%	38.2%

Gross profit increased in the nine months ended August 31, 2004 from the nine months ended August 31, 2003, primarily due to increased sales and margins on Wireless and Connectivity products largely offset by decreased sales of Secure Payment Systems products described above and the impairment charge of $0.3 million related to ACH software (see Note 4).  Gross profit on Wireless and Connectivity products in 2003 was reduced by a $0.9 million increase in the inventory reserve. Gross profit as a percent of sales will fluctuate based on shifts in the mix of products sold.  Gross profit was not significantly affected by price changes.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses, related percent changes and percent of total sales are as follows:

	Nine months ended August 31,
	(amounts in millions)			Percent of Total Sales
			Percent	August 31,
	2004	2003	Change	2004	2003
Selling, general and administrative expenses	$11.9	$11.3	5.4%	28.9%	26.6%

The increase in selling, general and administrative expenses was primarily due to increases in professional fees.  General and administrative expenses in the nine months of fiscal 2004 included $2.7 million in professional fees related to the 2003 year-end audit, the currently proposed Merger to take TROY private, the deductible portion of our director and officers insurance policy related to the recent litigation regarding the currently proposed Merger described under Legal Proceedings, and the implementation of our new ERP system.  General and administrative expenses in the nine months of fiscal 2003 included $1.5 million in professional fees related to the year-end audit and the previously proposed merger to take TROY private.

Research and Development Expenses.

Research and development expenses, related percent changes and percent of total sales are as follows:

	Nine months ended August 31,
	(amounts in millions)			Percent of Total Sales
			Percent	August 31,
	2004	2003	Change	2004	2003
Research and development expenses	$3.5	$4.0	(12.0)%	8.4%	9.3%

Research and development expenses decreased in the nine months ended August 31, 2004 compared to the nine months ended August 31, 2003, primarily due to reduced spending for Secure Payment Systems products.  The total research and development expenses for the nine months of fiscal 2004 included $2.1 million for Secure Payment Systems and $1.4 million for Wireless and Connectivity Solutions. We have the ability to redirect our research and development activities as needed based on our product strategies and market opportunities.  We forecast and budget research and development expenses by segment, but not by project.  The anticipated timing for the commercialization of any of our development efforts is not currently known.

Amortization of Intangible Assets. Amortization of intangible assets increased by $36,000 to $69,000 in the nine months ended August 31, 2004 from $33,000 in the nine months ended August 31, 2004.

Operating Income.  As a result of the above factors, operating income was unchanged at $0.9 million in the nine months ended August 31, 2004 and August 31, 2003.  Operating income as a percentage of net sales was unchanged at 2.2% in the nine months ended August 31, 2004 and August 31, 2003.

Interest Income.  Interest income increased by $54,000 to $93,000 in the nine months ended August 31, 2004 from $39,000 in the nine months ended August 31, 2003.  This increase was the result of increases in our investment in available-for-sale securities.

Interest Expense.  Interest expense was $2,000 in the nine months ended August 31, 2004 compared to $9,000 in the nine months ended August 31, 2003, due to the payment of the note payable in fiscal 2003.

Income Taxes.  Income tax expense was $0.4 million in the nine months ended August 31, 2004 and August 31, 2003.  Income tax expense as a percentage of pretax income was 38.2% in the nine months ended August 31, 2004 compared to 38.7% in the nine months ended August 31, 2003.  The decrease in the effective tax rate in fiscal 2004 compared to fiscal 2003 was primarily due to a higher proportion in fiscal 2003 of foreign source income which has a higher effective tax rate.

Liquidity and Capital Resources

Cash flows provided by operating activities were $1.7 million in the nine months ended August 31, 2004 compared to $2.7 million provided by operating activities in the nine months ended August 31, 2003.  This decrease in cash flows provided by operating activities was primarily due to a tax refund in 2003.  Cash flows provided by operating activities in 2004 included reductions in accounts receivable offset by increases in inventory and decreases in accrued expenses.  Cash flows provided by operating activities in fiscal 2003 included income tax refunds, collections of accounts receivable, and increases in accrued expenses partially offset by decreases in accounts payable.

Cash flows provided by investing activities were $0.8 million in the nine months ended August 31, 2004 compared to $0.4 million used in investing activities in the nine months ended August 31, 2003.  Cash flows used included capital expenditures of $0.4 million in fiscal 2004 and $0.9 million in fiscal 2003, offset by $1.2 million in maturities of available-for-sale securities during 2004 and $0.5 million in 2003.

Cash flows used in financing activities were $8,000 in the nine months ended August 31, 2004 compared to cash flows used in financing activities of $44,000 in the nine months ended August 31, 2003.  The decrease in cash used in financing activities primarily resulted from the payment of the note payable in fiscal 2003,

We have a $5.0 million line-of-credit agreement with Comerica Bank.  As of August 31, 2004, there were no borrowings outstanding against the line of credit.  Borrowings under the line of credit bear interest at the lesser of the bank’s reference rate (4.50% at August 31, 2004) less 0.25% or the bank’s LIBOR rate (2.00% at August 31, 2004) plus 2% and are limited to 80% of eligible accounts receivable and 50% of eligible inventories if total liabilities to tangible effective net worth is greater than two to one.  No formula is required if total liabilities to tangible effective net worth is less than two to one. In connection with the line-of-credit agreement, we have a $650,000 standby letter-of-credit sub-limit, of which approximately $80,000 was outstanding at August 31, 2004.  This line of credit is secured by substantially all of our assets.  Our borrowing arrangement requires us to comply with certain financial covenants and other restrictions, including our ability to pay dividends and as of August 31, 2004 we were in compliance with those covenants. As of August 31, 2004, we had approximately $4.9 million in availability under the line of credit.  The line-of-credit borrowings are due on demand. The agreement may be terminated by either party.

We have completed a commitment letter with Comerica Bank in connection with the proposed Merger described above under Recent Developments.  This commitment will increase our current line of credit from $5.0 million to $7.0 million and is subject to customary conditions, including the negotiation, execution and delivery of definitive documentation.  As of August 31, 2004 we have not executed definitive documents.  Execution of the loan documents is anticipated at or around the effective time of the proposed Merger.

We believe that existing cash balances of $4.2 million, our investments of $6.8 million, cash generated by operating activities, and funds available under our credit facility will be sufficient to finance our operating activities for at least the next 12 months, which will include capital expenditures of approximately $0.5 million.  To the extent that the funds generated from these sources are insufficient to finance our operating activities, we would need to raise additional funds through other forms of financing.  We cannot assure you that additional financing, if required, will be available on terms favorable to us, or at all.

In March 2001, TROY established a stock repurchase program under which TROY’s common stock, with an aggregate market value up to $4.0 million, may be acquired in the open market.  As of August 31, 2004, TROY had purchased approximately 334,293 shares of common stock in the open market under this stock repurchase program, at an average price of $3.63 per share.  In February 2004, TROY retired 331,493 shares purchased under the program.  Approximately $2.8 million remains available for future common stock repurchases.

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

Inventories

We value inventories at the lower of cost or market determined on a first-in, first-out basis.  We use a standard cost system for purposes of determining cost.  The standards are adjusted periodically to ensure they approximate actual costs.  We include materials, labor and manufacturing overhead in the cost of inventories.  We write down the carrying value of our inventory to market value based upon assumptions about future demand and market conditions.  We compare current inventory levels on a product basis to our current sales forecasts in order to assess our inventory balance.  Our sales forecasts are based on economic conditions and trends (both current and projected), anticipated customer demand, expected future products and other assumptions.  Our estimates may differ from actual results due to the quality, quantity and mix of products in inventory, customer preferences and economic conditions and as a result, additional write-downs may be required.

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

Long-lived and other intangible assets

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

Goodwill

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

Comprehensive Income

Management has determined that the functional currency of its foreign subsidiary located in Canada is the local currency, while the functional currency of its foreign subsidiary located in Germany is the U.S. dollar. Assets and liabilities of our foreign subsidiary whose local currency is the functional currency are translated into U.S. dollars at the period-end exchange rates. Income and expenses are translated at the average exchange rate for the period and the resulting translation adjustments are accumulated as a separate component of stockholders’ equity, which totaled $34,000 and $33,000 at August 31, 2004 and November 30, 2003, respectively. The German subsidiary’s financial statements are remeasured at month-end exchange rates for monetary assets and liabilities, and historical exchange rates for non-monetary assets and liabilities and equity. Income and expenses are translated at the average exchange rate for the period, and translation adjustments are included in income for foreign entities whose functional currency is the U.S. dollar. Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income.

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

We sell a significant amount of our products to customers outside the United States.  International sales accounted for 20.0% of our net sales in the nine months ended August 31, 2004 and represented 21.0% of our net sales in the nine months ended August 31, 2003.  We expect that shipments to international customers will continue to account for a material portion of our net sales.  Sales outside the United States involve the following risks, among others:

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

Patrick J. Dirk and his family members beneficially own approximately 67% of our common stock and this concentration of ownership allows them to control all matters requiring stockholder approval, which could delay or prevent a change in control of TROY and limits the trading volume for our shares.

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

As described under Legal Proceedings, following the announcement of the proposed Merger, several parties filed purported class action complaints in the California Superior Court for Orange County.  If these actions are successful in enjoining the

Merger, or the action is successful in obtaining damages, it could have a material adverse effect on our business, financial position, or results of operation.  In addition, the costs associated with defending these actions and completing the Merger could have a negative financial impact on TROY.

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

We do not utilize derivative financial instruments.  Accordingly, our exposure to market risk is through our foreign currency transactions and through our bank debt which bears interest at variable rates.  We do not hedge our exposure to foreign currency fluctuations. Rather, we monitor our foreign currency exposure on a monthly basis.  Principal foreign currencies are the Euro and the Canadian Dollar.  The bank debt is a revolving line of credit.  Borrowings under the line of credit bear interest at the lesser of the bank’s reference rate (4.50 % at August 31, 2004) less 0.25% or the bank’s LIBOR rate (2.00 % at August 31, 2004) plus 2% and are limited to 80% of eligible accounts receivable and 50% inventory .  As of August 31, 2004, there were no amounts outstanding under the line of credit agreement and, accordingly, a sustained increase in the reference rate of 1% would not cause our annual interest expense to change.

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

PART II:  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In connection with the Prior Merger Proposal, on November 21, 2002, Tom Lloyd filed an action in the Superior Court of the State of California in and for Orange County against TROY and its directors, alleging that defendants breached their fiduciary duties in connection with the Prior Merger Proposal by attempting to provide the Dirk family with preferential treatment in connection with their efforts to complete a sale of TROY. The complaint sought to enjoin an acquisition of TROY by the Dirk family, as well as attorneys’ fees. Following termination of the Prior Merger Proposal, the plaintiff filed a motion for dismissal of the action and award of attorney’s fees and expenses of $387,250.  TROY filed a motion in support of the plaintiff’s motion for dismissal of the action and in opposition to plaintiff’s motion for fees.  On March 4, 2004 the court issued a ruling granting the motion for dismissal with prejudice, and granting the motion for attorney’s fees of $175,000. On April 30, 2004, TROY filed a notice of appeal. TROY has accrued an estimate of expenses to be incurred in connection with this litigation in fiscal 2003 in excess of the deductible amount, which was recorded as an expense in fiscal 2002.

Following the announcement of the merger, Osmium Partners LLC (“Osmium”), Ralph Hamer (“Hamer”), Roy Liedtkie (“Liedtkie”), Tilson Growth Fund, L.P. (“Tilson”), and Ray Stanley (“Stanley”) filed purported class action complaints in the California Superior Court for Orange County against TROY and our directors.  In all five actions plaintiffs allege that defendants breached their fiduciary duties in connection with the merger by attempting to provide the Dirk family with preferential treatment in connection with their efforts to complete a sale of TROY.  Plaintiffs in all five actions seek declaratory relief, an order enjoining the acquisition, and attorneys’ fees.  The Liedtkie complaint also names Mergerco and seeks damages.  Pursuant to a stipulated order, Osmium, Hamer, Liedtkie and Tilson have been consolidated, and these four plaintiffs have adopted the allegations of the Tilson complaint.  On September 13, 2004 defendants filed a demurrer to the Tilson complaint, and on September 21, they filed a demurrer to the Stanley complaint.  On September 17, Osmium and Stanley filed a motion for class certification.  On September 23, 2004, Liedtkie submitted a stipulation and proposed Order dismissing his action with prejudice.  That stipulation is subject to Court approval.  Discovery has commenced, but no trial date has been set in any of these actions.  If these actions are successful in enjoining the transaction, it could have a material adverse effect on our business, financial position, or results of operations.  Currently, the amount of such an adverse effect cannot be estimated.

On September 7, 2004, TROY, Mergerco, and the Dirk Family Trust commenced an action against Westar Capital LLC (“Westar”) in the United States District Court for the Central District of California, for violations of the Williams Act, tortious interference with contract, tortious interference with prospective economic advantage, and unfair business practices.  The complaint alleges in this regard that Westar’s purported offers to purchase all of the outstanding stock of TROY are nothing more than shams designed to disrupt the market for TROY common stock and the proposed merger between TROY and Mergerco.  The complaint seeks damages of an unspecified amount as well as injunctive relief.  Westar has moved to dismiss the complaint, and set a hearing date of October 25.

ITEM 5 - OTHER INFORMATION

As disclosed in our Form 8-K filed June 18, 2004, on June 16, 2004, the Audit Committee of our Board of Directors approved a change in our independent accountants. The Committee selected Corbin & Company LLP to replace BDO Seidman LLP, who resigned effective June 15, 2004.

ITEM 6 - EXHIBITS

Exhibit Number	Description

2.1	First Amendment of the Agreement and Plan of Merger, dated October 5, 2004, by and between TROY Group, Inc. and Dirk, Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TROY GROUP, INC.

October 15, 2004	/s/ Patrick J. Dirk
Patrick J. Dirk
Chairman, President and Chief Executive Officer

October 15, 2004	/s/ Dennis C. Fairchild
Dennis C. Fairchild
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	First Amendmant of the Agreement and Plan of Merger, dated October 5, 2004, by and between TROY Group, Inc. and Dirk, Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.